Form 10KSB
period 1999-12-31
INTERALLIED GROUP INC /NV/
filed 2000-05-01
CIK 1098960

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    --------

                                   FORM 10-KSB
(Mark One)


/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the transition period from __________ to __________ .

                        Commission file number 000-28131

                             INTERALLIED GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                  14-1775226
      ------------------------------                  -----------------
     (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)

                               1 Jacqueline Street
                                    Suite 102
                           New Windsor, New York 12553
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (914) 534-4909
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                Name of Each Exchange on Which Registered
-------------------                -----------------------------------------
  Not Applicable                              Not Applicable

                          Securities registered under Section 12(g) of the
Exchange Act:

                                     Common Stock,  par value $0.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ___X___
No _______

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_X_]

         Issuer had no revenues for its most recent fiscal year.

         Documents incorporated by reference: See Item 13 of this report.

         As of April 21, 2000, 1,722,973 shares of the registrant's common stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was approximately $5,948,108.

         Transitional Small Business Disclosure Format:

 Yes       /_ _/   No       /_X_/

         The Exhibit Index, Part IV, Item 13, is located at page 13 of this Form 10-KSB.

         This Form 10-KSB contains a total of __ pages, including any exhibits.

================================================================================
                                     PART I

Item 1. Description of Business.

         History

         Interallied Group, Inc. (the "Company") is engaged in establishing and marketing a monthly gourmet meal through its subsidiary, Dining Experience, Inc. ("Dining Experience"). Dining Experience, which was formed in December 1998, is a development stage venture acquired by the Company in March 1999 through a stock acquisition. The first product and service to be offered through Dining Experience will be its "gourmet meal-of-the-month" program, which is designed to provide fresh, gourmet meals directly to customers' homes by overnight courier. We anticipate that Dining Experience will commence operations in the third quarter of 2000. Currently, the Company has no significant operations other than those of Dining Experience.

         The Company was engaged in establishing and operating franchised restaurants from 1996 until January 1999, when the Company sold its 51% interest in the joint venture, which was formed as a limited liability company to operate a "Place for Ribs" restaurant under a franchise agreement in Buffalo, New York. This entity was under the name, Interallied Restaurant Group of Buffalo, LLC. The Company sold its interest in the joint venture effective as of December 28, 1999 to the holder of a minority interest in the venture for $161,449, plus a percentage of profits of the restaurant, if any, through the end of 2003, not to exceed $68,051. Of the $161,499, $100,000 was paid to the Company in cash and the balance of $61,449 was paid by a note due in 16 monthly installments of $4,062 each, commencing February 1, 1999. The Company's only remaining interest in this business is its 25% interest, acquired in 1997, in Interallied Restaurant Group of Rochester, LLC, the owner of another Damon franchise restaurant located in Rochester, New York. These restaurants have never generated significant income and have operated at a loss.

         In September 1998, the Company entered into an agreement granting it the option to acquire a women's apparel company that designs handbags with a cigar box theme. At that time, the Company also entered into agreements to provide marketing and consulting services to several entities, including cigar manufacturers and distributors. As consideration for the option, the Company issued shares of preferred stock which were convertible in common stock of the Company. As the result of modifications made in the option agreement in December 1998, these shares were returned to the Company. See "Item 5. Market For Common Equity and Related Stockholder Matters - Recent Resales of Unregistered Securities." The Company declined to exercise the option, and all consulting arrangements were terminated during 1999.

         The Company was initially organized in Nevada on May 27, 1975, under the name European American Leasing Corporation. In November 1993, the Company acquired Sunnyland Tours, Inc., a corporation organized to engage in the restaurant business, through a reverse acquisition. At that time, the Company changed its name to Interallied Restaurant Group, Inc. In January 1999, the Company adopted its current name, Interallied Group, Inc.

         The Company is located at 1 Jacqueline Street, Suite 102, New Windsor, New York 12553. As used in this report, each of the terms "Company," "Interallied" and "we" includes the Company and its subsidiaries.

         Dining Experience

         Under the Dining Experience gourmet meal-of-the month program, each month, a member will receive all of the ingredients for a gourmet meal pursuant to a recipe from a participating restaurant. The Company intends to provide its members, by overnight courier, substantially all ingredients for a meal, accompanied by a recipe and instructions for preparation. The Company's strategy is to market its program primarily through a network of independent participants or "member-marketers" in a multi-level marketing program, while also marketing through its participating merchants. Under the Company's marketing plan, each customer would receive a membership card entitling the customer to certain additional benefits. Each month, the member would receive a package containing the ingredients, recipe and cooking instructions for that month's featured entree. The ingredients to be provided will include a main dish together with a vegetable and, should the recipe provide, rice or pasta, as well as soup and/or an appetizer, all condiments, dessert and salad. The only ingredients not included will be dairy products and eggs. Meals will be provided for a minimum of two persons. Each monthly package is also expected to contain written information, including:

         o a complete history of the participating restaurant and the city in which it is located;
         o  the restaurant owner and the chef who created the recipe;
         o  the origin of the main course;
         o  a list of the enclosed ingredients; and
         o  a nutritional fact sheet.

         The Company intends to provide instructions that will be easy to use and that will guide the member through all steps in the preparation of the meal. The instructions will be accompanied by full-color photographs to assist in the creation of the meal.

         Although the Company has not begun distributing meals, it is undertaking the following steps to implement the gourmet meal-of-the-month program. These steps include negotiations with a number of upscale restaurants from coast to coast to serve as participating restaurants. The type of restaurants which the Company seeks as participants range from cozy country inns to big city restaurants. To date, the Company has entered into agreements with over 12 restaurants, including those which feature Italian, Spanish and Continental cuisine. Under these agreements, the participating restaurant will supply the recipe along with descriptions of the restaurant, its owner and the chef, free of charge to the Company, in consideration of the Company's promotion of the restaurant through its meal-of-the-month program.

         The Company has also entered into an arrangement with an unaffiliated firm in the Philadelphia area to deliver the meals to plan members. This firm will obtain the ingredients required by each monthly recipe, package the ingredients as well as the written materials, and deliver the gourmet meal packages on the Company's behalf. The Company is not required to maintain an inventory.

         The heart of the Company's plan is creation of a network of participants who will use the program and market it to others. These member-marketers will be independent contractors. The Company has formulated its marketing and distribution plan and prepared a manual for members as well as other promotional materials. The Company's marketing and distribution plan (the "Plan") assumes that each member-marketer will pay a membership fee of less than $100. Under the Plan, there will be five levels of achievement for each member-marketer, based on the number of meals sold by such member and the number of additional members and member-marketers enlisted by the member. The compensation to be given to each member-marketer will be comprised of sales commissions and discounts on meals ordered for the member's personal use and discounts on services and products provided by member-participants. The level of compensation each member-marketer receives will depend on meal program sales by the member-marketer and the other member-marketers enlisted. To date, the Company has entered into arrangements with 76 member-marketers.

         Under the Company's marketing plan, it will enlist participating merchants, each of which will cover a particular geographic area. The area of each participating merchant will be listed on the "Participating Merchants Page" of the Company's web site. The Company has also established Website for Dining Experience designed to inform prospectus participants. Each listing will indicate the merchants' name, address, telephone number, description of its business, and the incentives or discounts being offered by that merchant to member-marketers. The Company will also provide to each participating merchant a window decal, a counter card with logo, a merchant membership card for personal use for discount and a listing in the Company's promotional material. Those who may become participating merchants are not only restaurants, but also cleaners, florists, hair salons and other stores.

Future Plans

         The Company is developing other programs that will feature gourmet food and food related-items, such as a Wine-of-the-Month program, dietetic, vegetarian and Kosher meal programs. Future products are intended to include once-a-year picnic packages, holiday season packages, spice racks, aged Balsamic Vinegar, extra virgin olive oil and pasta serving bowls and plates.

         All members and participating merchants will receive membership cards which will entitle the holder to discounts from participating restaurants and other merchants nationwide. The names and addresses of the participating restaurants will be published in the Company's newsletter and listed on the Company's web site.

         To increase the customer base of Dining Experience, the Company intends to sell participating memberships through local area fund raising organizations, little league, civic and religious organizations and the like which will expose Dining Experience to potential corporate as well as individual customers.

         The Company intends to focus on specific demographic markets in order to provide sufficient merchant participation providing a broad selection of outlets for the Dining Experience members in those areas.

         The Company also intends to sponsor gourmet food and cooking seminars, to be held at participating restaurants, local hotels and in selected areas utilizing the Company's mobile kitchen to be acquired by the Company.

Employees

         Each of the Company and Dining Experience has two paid employees.

Competition

         The Company is not aware of any competing monthly gourmet meal plan. Nevertheless, the Company may face substantial competition for disposable income for gourmet food and other from restaurants, gourmet food stores and gourmet food and other catalogs. The market for the Company's food programs will also depend upon the number of member-marketers that enroll. The Company intends to attract members on the basis of its multi-level marketing plan, which will enable each member to earn income based upon its enrollment of new members and their purchasing levels. The Company believes it will face competition for members from the substantial number of established marketing organizations, such as Amway. The Company will also compete with restaurants, gourmet food stores and gourmet food catalogs. Many of the

Company's competitors are established business that have far greater brand name recognition than the Company has and far greater financial resources than those available to the Company.

         The ability of the Company and its member-marketers to enroll additional members will depend, in part, upon the number, geographic location, quality and type of restaurants and other merchants that participate in the Company's program by offering discounts on products and services to members. The Company will compete for such participants with other discount programs, such as Transmedia and programs sponsored by credit card companies, such as American Express and Citibank Visa, which offer products and services for dollars spent. These companies have established program with recognized brand names and far greater financial resources than those available to the Company.

Trademark

         Dining Experience has developed a logo, but it has not caused the logo to be registered with the U.S. Patent and Trademark Office.

Item 2.   Description of Property.

         The Company's executive offices are located at 1 Jacqueline Street, Suite 102, New Windsor, New York 12553, where it leases approximately 750 square feet. The lease for these premises expires on February 28, 2001. The annual base rental for this space is approximately $10,000.

Item 3.   Legal Proceedings.

There are no legal proceedings involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

         Market Information. The Company's Common Stock is quoted on the OTC Bulletin Board under the symbol "ILRG." Set forth below are the high and low closing bid quotations for our common stock for each quarter during the last two fiscal years, as reflected on the electronic bulletin board. This information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, mark-down or commission, and there can be no assurance that they represent actual transactions. The prices set forth below for periods prior to September 1998 also do not reflect a one-for-twenty stock split effected at that time.

         Fiscal Years Ended December 31, 1999 and December 31, 1998
         ----------------------------------------------------------

         Quarter/Fiscal Year                High                       Low
         -------------------                ----                       ---
          1st     1999                      5.250                      4.625
          2nd     1999                      5.500                      4.750
          3rd     1999
          4th     1999
          1st     1998                      0.375                      0.063
          2nd     1998                      0.125                      0.063
          3rd     1998                      0.313                      0.063
          4th     1998                      4.250                      4.000

         Recent Sales of Unregistered Securities.

         In March 1999, the Company issued 500,000 shares of its common stock to the three shareholders of Dining Experience in exchange for all of its issued and outstanding shares. The Company believes that the issuance of such shares is exempt from the registration requirements of the Securities Act of 1933 pursuant to section 4(2) thereof. See Item 11 "Security Ownership of Certain Beneficial Owners and Management."

         As of June, 1999 the Company issued 154,240 shares of its common stock to an investor in consideration of cancellation of indebtedness. The Company believes the issuance of these shares is exempt from the registration requests of the Securities Act of 1933 pursuant to section 4(2) thereof.

         Dividends. The Company has never paid cash dividends on its common stock. The Company does not anticipate paying cash dividends because it intends to retain net income, if any, to be used as working capital for the development of its business. Any decision as to payment of cash dividends is solely in the discretion of the Company's board of directors and will depend on various factors, including the Company's results of operations and financial condition and the availability of other sources of capital for the continued development and expansion of the Company's business.

         Security Holders. As of April 3, 2000, there were approximately 189 holders of record of the Company's common stock. There are no shares of the Company's preferred stock currently outstanding.

         Transfer Agent. The transfer agent for the Company's common stock is Jersey Transfer Trust Company, located at 201 Bloomfield Avenue, Veronia, New Jersey 07044. The telephone number of our transfer agent is: (973) 239-2712.

         Independent Auditors. The Company's financial statements for 1999 and 1998 were audited by the independent accounting firm of Richard A. Eisner & Company, LLP, 575 Madison Avenue, New York, New York.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         During the year 2000, the Company will continue to focus on launching the gourmet meal-of-the-month program to be sponsored by its subsidiary, Dining Experience. Prior to its acquisition by the Company, Dining Experience had begun and is continuing to develop this program by:

         o  entering into arrangements with participating restaurants;
         o  developing its membership and multi-level marketing programs;
         o  developing marketing and promotional material; and
         o entering into arrangements for the distribution of meals of the month.

         The market for the Company's food programs will depend in large part on the number of member-marketers that enroll. The Company intends to attract members to its gourmet meal-of-the-month program on the basis of a multi-level marketing plan, which will enable each member to earn income based upon its enrollment of other members and their purchasing levels. The quality, number and location of the restaurants that participate in the program will also affect the Company's ability to attract members, as will the number, location, and quality of products or services provided by other merchants that participate in the program by providing discounts to members on these products and services. To date, 76 member-marketers have enrolled in this program, and 12 restaurants have agreed to become participants in the gourmet meal-of-the-month program. These restaurants offer Italian, Spanish or Continental cuisine. See Item 1 "Business
- Competition." Operations of the gourmet-meal-of-the-month program are intended to commence in the fourth quarter of 2000.

         After the gourmet-meal-of-the-month program is launched, the Company plans to offer different types of meals and to develop additional products and services involving gourmet food items, including the development of food seminars to enhance the Dining Experience marketing program. See Item 1 - Business - Dining Experience" and "Business - Future Plans.

         Year Ended December 31, 1999 Compared to the Year Ended December 31,
         1998

         During the 12 months ended December 31, 1998, the Company had revenues of $1,321,156 as compared to no revenue for the year ended December 31, 1999. All of the 1998 revenues were derived from the operations of the "Place For Ribs" restaurant in Buffalo, New York, owned by the joint venture. The Company sold its interest in the joint venture effective December 1998. The business of Dining Experience is under development, this subsidiary has not commenced operations. The Company's only other asset is its 25% interest in another "Place For Ribs" restaurant, which has generated losses since inception in 1997.

         During 1999, the Company's general, administrative and operating expenses were $225,110 compared to $1,100,011 in 1998. Most of these expenses in 1999 were incurred in connection with start-up activities of Dining Experience. These expenses in 1999 also included a non-cash expense of $66,717 for amortization of acquisition costs for Dining Experience. In January 1999, the Company experienced a non-recurring gain of $176,880 from the sale of its interest in the joint venture. Because cumulative losses exceeded the Company's basis, the Company did not record any loss related to its investment in its 25% minority interest. The Company had a net loss of $116,039 in 1999 as compared to a net loss of approximately $264,177 in 1998. The 1999 loss was attributable to the absence of revenue in 1999, start-up costs incurred in connection with the business of Dining Experience, and amortization of the acquisition costs for Dining Experience.

Liquidity

         The Company has not been able to pay its obligations in the normal course and the Company's financial statements included herein are subject to a going concern condition. The Company must receive additional capital to continue its existence and commence the operations of Dining Experience.

         The Company has historically experienced negative cash flow from operations, and has covered cash flow short falls through advances made by certain shareholders and sales of common stock. In 1999 Dining Experience received $75,000 of which $50,000 was received prior to its acquisition.

         For information concerning the Company's results of operations for the last two fiscal years, see the Company's financial statements for those years and the notes to those statements contained elsewhere in this report. It should be noted that shortly after selling its interest in the restaurant joint venture effective December 1998, the Company acquired Dining Experience and began to concentrate on the development of this subsidiary's prospective business. Consequently, year-to-year comparisons of financial information for 1999 and 1998 may not be useful to an understanding of the Company's current financial condition.

Item 7.   Financial Statements.

         See pages F-1 through F-10 attached hereto for copies of the audited financial statements of the Company for the years ended December 31, 1999 and December 31, 1998. Preceding page F-1 is an index to these financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

         Set forth below is information concerning the Company's directors and executive officers:

                  Name                      Age               Position
                  ----                      ---               --------
                  Ira Keeperman             47                President, Chief Executive Officer and Director

                  Patrice Croghan           38                Secretary/Treasurer, Director

                  Maureen Sirull            42                Vice President

                  Scott Morris              36                President, Dining Experience


         Ira Keeperman has served as the Company's President and Director since 1994. Mr. Keeperman was responsible for the development of the two franchise restaurants operated under the name Damon's Place for Ribs and in which the Company has had an ownership interest. Mr. Keeperman has been the President of Keep Food Brokers, a food brokerage company, for more than the last five years. Mr. Keeperman is currently responsible for implementation and oversight of the Company's sales and marketing strategies.

         Patrice Croghan has served as Secretary/Treasurer and a Director of the Company since 1994. Ms. Croghan's responsibilities include oversight of the financial and accounting areas for the Company along with marketing research and survey analysis.

         Maureen Sirull joined the Company in 1995 and works as Assistant to the President with responsibility for day-to-day operations. Ms. Sirull was appointed Vice President of the Company in September, 1998, a position in which she still serves. She has also served as a Director of the Company since September, 1998. Prior to joining the Company, Ms. Sirull was employed for over ten years as a legal assistant. In this capacity her duties included training of staff, interviewing clients and overseeing all aspects of cases, including preparation for trial. Ms. Sirull manages the Company's staff and is directly responsible for sales and marketing material along with the Company's daily accounting. In addition, Ms. Sirull has served on the board of directors of Dining Experience since April, 1999.

         Scott Morris has served as the President of Dining Experience since October, 1998. From 1988 to 1998, Mr. Morris worked as a marketing consultant for Express Industries.

         There are no audit, compensation or other committees of the board of directors.

         Compliance with Section 16(a) of the Exchange Act. The Company had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years.

Item 10.   Executive Compensation.

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the 1999, 1998 and 1997 to our chief executive officer. No other executive officer's compensation exceeded $100,000 during either of these fiscal years.

                           Summary Compensation Table

        Name and Principal Position                     Year       Salary
        ---------------------------                     ----       ------

        Ira Keeperman, Chief Executive Officer          1999       $   0
                                                        1998           0

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of February 29, 2000 with respect to beneficial ownership of the Company's common stock by each person whom we know to own 5% or more of our outstanding shares; each of our directors; and all officers and directors of the Company as a group. Each such owner of common stock has sole voting and investment power for all shares listed below, except as otherwise indicated:

         Name and Address                      Amount and Nature of                 Percent of
         of Beneficial Owner                   Beneficial Ownership                    Class
         -------------------                   --------------------                 -----------
         Joseph Columbo                            300,000(1)                         19%(1)
         Rhonda Rabetsky                           150,000                            10%
         Ira Keeperman                              45,000                             2%
         Maureen Siruell                              -0-                              -
         Patrice Croghan                            45,000                             2%

         All officers and directors
         as a group (3 persons)(2)                  90,000                             6%
                                                    ------                            ---

-------------
         (1) Does not include shares owned by Mr. Columbo's spouse or on entity in which his spouse has an interest. Mr. Columbo disclaims beneficial ownership of such shares.

Item 12.   Certain Relationships and Related Transactions

         In April 1999 the Company exchanged 500,000 shares of its common stock for all of the issued and outstanding shares of Dining Experience, Inc., then a start-up venture intending to market gourmet meals pursuant to monthly and other programs. These shares were issued to Dining Experience's three shareholders, two of whom became affiliates as follows.

         In September 1998, as consideration for the option to acquire a women's accessory company, the Company issued shares of preferred stock, which were converted into 245,000 shares of the Company's common stock in September 1998. The shares were issued in a transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. All these shares were returned to the Company and cancelled upon modification of the option. See "Certain Relationships and Related Transactions."

         In March 1999, the Company issued 500,000 shares of its common stock to the three former owners of Dining Experience in exchange for all of its issued and outstanding shares. The Company believes that the issuance of such shares is exempt from the registration requirements pursuant to Section 4(2) of the Securities Act. Of these shares, 300,000 were issued to Joseph Columbo and 150,000 shares were issued to Rhonda Rabetsky, each of whom thereby became an affiliate of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

         A corporation owned by the spouse of or an affiliate of the Company is the lessor of the Company's offices pursuant to a five-year lease terminating February 2001 with a base annual rent of approximately $10,000.

Item 13.   Exhibits and Reports

         An index to the Financial Statements precedes the accompanying Financial Statements.

Exhibit No.       Description of Document
----------        -----------------------
  3.1(a)          Articles of Incorporation*

  3.1(b)          Amendment to Articles of
                  Incorporation*

  3.1(c)          Amendments to Articles of Incorporation*

  3.2             By-laws*

 10.1             Agreement dated December 27, 1998
                  Between the Company and H&H
                  Management LLC for sale of interest
                  in Interallied Restaurant Group of
                  Buffalo

Exhibit No.       Description of Document
----------        -----------------------

10.2              Exchange Agreement dated March 31,
                  1999 among the Company and the
                  Shareholders of Dining Experience*

11                Statement re: computation of
                  per share earnings**

21                Subsidiaries of the registrant.

27                Financial Data Schedules

*  Filed with the Company's Form 10SB in November 26, 1999.
** Filed with Amendment to the Company's Form 10SB in December 1999.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:   April 28, 2000

                                   INTERALLIED GROUP, INC.

                                   By: /s/ Ira Keeperman
                                       ----------------------------------------
                                       Ira Keeperman, President, Chief Executive
                                       Officer

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Ira Keeperman                   President, Chief Executive Officer          April 28, 2000
-------------------                 Financial and Accounting Officer
Ira Keeperman


/s/ Patrice Croghan
-------------------
Patrice Croghan


/s/ Maureen Sirull
------------------
Maureen Sirull

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Contents

                                                                                                                     Page
                                                                                                                     ----
Consolidated Financial Statements

   Independent auditors' report                                                                                       F-1

   Balance sheet as of December 31, 1999                                                                              F-2

   Statements of operations for the years ended December 31, 1999 and 1998                                            F-3

   Statement of stockholders' equity for the years ended December 31, 1999 and 1998                                   F-4

   Statements of cash flows for the years ended December 31, 1999 and 1998                                            F-5

   Notes to financial statements                                                                                      F-6




INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Interallied Group, Inc.


We have audited the accompanying consolidated balance sheet of Interallied Group, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Interallied Group, Inc. and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring net losses since inception and, as of December 31, 1999, has a working capital deficiency which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP

New York, New York
March 31, 2000

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
   Cash                                                                        $     2,069
   Note receivable (Note C)                                                         15,980
   Other receivables                                                                 1,991
                                                                               -----------

        Total current assets                                                        20,040

Fixed assets, net                                                                   16,318
Intangible asset, net (Note H)                                                     200,148
                                                                               -----------

                                                                               $   236,506
                                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                       $    29,982
   Notes payable and accrued interest (Note E)                                      88,768
                                                                               -----------

        Total current liabilities                                                  118,750
                                                                               -----------

Commitment (Note I)

Stockholders' equity (Note G):
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
      1,722,993 shares issued and outstanding                                       17,230
   Additional paid-in capital                                                    1,311,105
   Stock subscription receivable                                                   (10,000)
   Accumulated deficit                                                          (1,200,579)
                                                                               -----------

                                                                                   117,756
                                                                               -----------
                                                                               $   236,506
                                                                               ===========

See notes to financial statements                                           F-2

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                        Year Ended
                                                                       December 31,
                                                                ---------------------------
                                                                   1999            1998
                                                                ----------      -----------
Sales                                                                           $ 1,321,156
Cost of sales                                                                       439,915
                                                                                -----------

Gross profit                                                                        881,241

General, administrative and other operating expenses            $   225,110       1,100,011
Amortization of intangible asset                                     66,717
                                                                -----------     -----------

Loss before other income (expense) and minority Interest           (291,827)       (218,770)
                                                                -----------     -----------

Other income (expense):
   Gain on sale of subsidiary                                       176,880
   Share of loss of affiliate                                                       (59,621)
   Interest income                                                    4,183             490
   Interest expense                                                  (5,275)        (20,653)
                                                                -----------     -----------

                                                                    175,788         (79,784)
                                                                -----------     -----------

Loss before minority interest                                      (116,039)       (298,554)
Minority interests' share of loss                                                    33,857
                                                                -----------     -----------

Net loss                                                        $  (116,039)    $  (264,697)
                                                                ===========     ===========

Net loss per share - basic and diluted                            $(.07)          $(.58)
                                                                  =====           =====

Weighted average shares outstanding                             1,549,150         460,049
                                                                =========         =======

See notes to financial statements                                           F-3

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

                                                                                                                       Total
                                             Common Stock         Additional                          Stock        Stockholders'
                                         -------------------        Paid-in       Accumulated     Subscription        Equity
                                         Shares       Amount        Capital         Deficit        Receivable      (Deficiency)
                                         -------      -------     -----------   -------------    --------------   --------------
Balance at January 1, 1998                 320,272  $    63,771  $  1,260,491   $    (819,843)   $   (597,500)     $   (93,081)
Issuance of common stock in
   connection with an
   offering at $.20 per share               50,000       10,000                                                         10,000
Issuance of common stock in
   connection with services
   provided to the Company                  32,500        6,500                                                          6,500
Issuance of common stock in
   connection with repayment
   of loans and accrued interest           657,500      131,500                                                        131,500
Rescind issuance of stock                  (71,700)     (14,340)     (583,160)                        597,500                0
Transfer par value of common
   stock in connection with
   1 for 20 reverse stock split                        (187,545)      187,545                                                0
Issuance of common stock in
   connection with an
   offering at $1 per share                145,000        1,450       143,550                         (10,000)         135,000
Issuance of common stock in
   connection with repayment
   of loans                                 27,725          277        27,448                                           27,725
Net loss for the year                                                                (264,697)                        (264,697)
                                       -----------  -----------  ------------   -------------    ------------     ------------

Balance at December 31, 1998             1,161,297       11,613     1,035,874      (1,084,540)        (10,000)         (47,053)
Stock issued for acquisition
   of subsidiary                           500,000        5,000       245,000                                          250,000
Issuance of common stock in
   connection with repayment
   of loans and accrued interest            61,696          617        30,231                                           30,848
Net loss for the period                                                              (116,039)                        (116,039)
                                       -----------  -----------  ------------   -------------    ------------     ------------

Balance at December 31, 1999            1,722,993   $    17,230  $  1,311,105   $  (1,200,579)   $    (10,000)     $   117,756
                                       ==========   ===========  ============   =============    ============      ===========

See notes to financial statements                                           F-4

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                           Year Ended
                                                                                                          December 31,
                                                                                                 ------------------------------
                                                                                                       1999           1998
                                                                                                 --------------   -------------
Cash flows from operating activities:
   Net loss                                                                                       $   (116,039)   $   (264,697)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     70,894           1,942
      Expenses paid by issuance of stock                                                                                 6,500
      Gain on sale of subsidiary                                                                      (176,880)
      Share of loss of affiliate                                                                                        59,621
      Changes in:
        Other receivables                                                                               29,864         (20,201)
        Accounts payable and accrued expenses                                                          (10,258)          1,767
        Net liabilities applicable to subsidiary to be sold                                                             35,238
                                                                                                  ------------    ------------

           Net cash used in operating activities                                                      (202,419)       (179,830)
                                                                                                  ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                             (2,214)
   Proceeds from sale of subsidiary                                                                    145,469
   Net cash acquired in connection with acquisition of subsidiary                                       14,559
                                                                                                  ------------

           Net cash provided by investing activities                                                   157,814
                                                                                                  ------------

Cash flows from financing activities:
   Advances from stockholders                                                                           38,393          41,725
   Proceeds from sale of stock                                                                                         145,000
                                                                                                  ------------    ------------

           Net cash provided by financing activities                                                    38,393         186,725
                                                                                                  ------------    ------------

Net increase (decrease) in cash                                                                         (6,212)          6,895
Cash, beginning of period                                                                                8,281           1,386
                                                                                                  ------------    ------------

Cash, end of period                                                                               $      2,069    $      8,281
                                                                                                  ============    ============


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                                $    250,000
   Issuance of stock in repayment of stockholder loans                                            $     30,848    $    159,225
   Recission of stock not paid for                                                                                $    597,500
   Note received in connection with sale of subsidiary                                            $     61,449



See notes to financial statements                                            F-5

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), which changed its name from Interallied Restaurant Group, Inc. on January 12, 1999, is a holding company. The Company owned a 51% interest in a franchised restaurant which was sold in January 1999, (see Note C). The Company continues to hold a 25% interest in a second franchised restaurant which was acquired in 1997 (see Note D). During March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company (see Note H).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 1999, the Company had a working capital deficiency of $98,710. For the years ended December 31, 1999 and 1998, the Company incurred net losses of $116,039 and $264,697, respectively.

The Company has been heavily reliant on financial support from stockholders to assist in meeting its cash flow needs. Management plans to continue, and expects to ultimately complete, the Company's development of Dining Experience, Inc. as a viable business concept. Additionally, management is seeking additional sources of capital, and anticipates controlling costs at levels sufficient to complete development activities, and ultimately to achieve sales volumes that are sufficient to support the Company's cost structure. The Company expects to receive additional financial support from its stockholders while it seeks other sources of capital.

The Company's continuation as a going concern is dependent on its ability to complete the development of Dining Experience, Inc. discussed in the preceding paragraph and ultimately to attain profitable operations. However, no assurance can be given as to whether the Company will be able to achieve these objectives. These factors, among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]      Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dining Experience, Inc. (from the date of its acquisition in March 1999), and, for the year ended December 31, 1998, its 51% owned subsidiary, Interallied Restaurant Group of Buffalo, LLC ("Interallied of Buffalo") which was sold in January 1999. Interallied of Buffalo had adopted a 52/53 week fiscal year, ending on the Sunday closest to December 31. All significant intercompany transactions have been eliminated in consolidation. The Company has a 25% interest in Interallied Restaurant Group of Rochester, LLC which is accounted for under the equity method.

[2]      Revenue recognition:

       Revenue is recognized at the time of sale.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]    Per share data:

       Net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period after giving retroactive effect to the 1 for 20 reverse split and excluding rescinded shares from the calculation.

       The number of shares and per share prices reflected in the financial statements and accompanying footnotes give retroactive effect to a 1 for 20 reverse split of common stock effected September 30, 1998.

[4]    Use of estimates:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE C - SALE OF SUBSIDIARY

During January 1999, effective as of December 27, 1998, the Company sold at a gain of $176,880 its 51% interest in Interallied of Buffalo to one of the minority stockholders. Interallied of Buffalo operated a "Damons the Place for Ribs", restaurant in the Buffalo, New York area under a franchise agreement. The sales price was $161,449 of which $100,000 was paid in cash on January 15, 1999, and $61,449 was paid by a note which bears interest at 8% and is due in 16 monthly installments of $4,062 beginning February 1, 1999. In addition, the sales agreement provides for additional consideration not to exceed $68,051 due over the next five years through 2003 based upon the profits of Interallied of Buffalo. The balance of the note as of December 31, 1999 totaled $15,980.

Results of operations of Interallied of Buffalo included in the accompanying statements of operations for the year ended December 31, 1998 are as follows:

       Sales                                                                   $   1,321,156
       Cost of sales                                                                 439,915
                                                                               -------------

       Gross profit                                                                  881,241
       General, administrative and other operating expenses                          934,302
       Interest expense                                                               16,033
                                                                               -------------

       Loss before minority interest                                                 (69,094)
       Minority interests' share of loss                                              33,857
                                                                               -------------

       Net loss                                                                $     (35,237)
                                                                               =============

Rent expense for the restaurant site for the year ended December 31, 1998 was $60,000.

Royalty expense incurred pursuant to a franchise agreement with an affiliate of one of the minority stockholders for the year ended December 31, 1998 amounted to $52,868. Management fees incurred pursuant to an agreement with an affiliate of one of the minority stockholders for the year ended December 31, 1998 amounted to $26,434.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999

NOTE D - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant commenced operations in December 1997. The Company accounts for its investment under the equity method and reflected losses of $59,621 in fiscal 1998 and $22,879 in fiscal 1997 as its share of losses incurred by Rochester. The Company's share of Rochester's losses in excess of its investment in Rochester, amounting to $32,493 for the year ended December 31, 1999 and $6,490 for the year ended December 31, 1998, have not been reflected in the accompanying financial statements as the Company has not guaranteed obligations of Rochester and is not otherwise committed to provide financial support to Rochester.

Condensed financial information of Rochester follows:

                                           December 31,
                                              1999
                                           ------------
         Assets                            $  897,781
         Liabilities                       (1,053,711)
                                           ----------

         Members' deficiency               $ (155,930)
                                           ==========


                                          Year Ended
                                         December 31,
                               ----------------------------
                                    1999            1998
                               -----------      -----------


         Sales                 $ 1,965,122      $ 1,865,737
                               ===========      ===========

         Net loss              $ (129,972)      $ (264,442)
                               ==========       ==========


NOTE E - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

On June 30, 1995, the Company issued a promissory note in connection with a $88,000 loan from a stockholder. Such note bore interest at 5.75% per annum. The balance of the note and accrued interest totaled $30,848 at November 20, 1998, at which time substantially all of the note was repaid through the issuance of common stock valued at $75,000. In August 1999, the holder of the note agreed to accept 61,696 shares of common stock in payment of the balance of the note and the accrued interest. Such shares were issued in October 1999. Interest expense related to the note amounted to $4,908 for the year ended December 31, 1998.

During 1996, the Company issued a promissory note in connection with a $42,500 loan from another stockholder. Such note was unsecured, payable during 1998, and bore an interest rate of 5.75% per annum. Interest expense related to the note amounted to $2,035 for the year ended December 31, 1998. Such note was paid by the issuance of common stock during the year ended December 31, 1998. In connection therewith, accrued interest of $6,740 on the note was forgiven and credited to interest expense.

During the year ended December 31, 1998, the Company received advances from stockholders totaling $41,725 which were repaid during the year by the issuance of common stock. No interest was charged on these advances.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999


NOTE F - INCOME TAXES

Income taxes consist of taxes currently due plus deferred taxes related to net operating loss carryforwards and to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

A reconciliation of the income tax benefit computed at the federal statutory tax rate to income tax benefit of zero reflected in the financial statements is as follows:

                                                                               Year Ended
                                                                               December 31,
                                                                           --------------------
                                                                              1999       1998
                                                                           ----------  ---------
        Federal tax benefit at statutory income tax rate                       (34)%      (34)%
        Increases (reductions) resulting from:
           State and local income tax benefit, net of federal effect            (6)        (6)
           Increase in valuation allowance                                      40         40
                                                                            ------     ------

        Income tax benefit reflected in financial statements                     0%         0%
                                                                            ======     ======

The net deferred tax asset is comprised of the following:

                                                 December 31,
                                                     1999
                                                 ------------
        Net operating loss carryforward           $ 359,000
        Valuation allowance                        (359,000)
                                                  ---------

        Net deferred tax asset                    $      0
                                                  ========


As of December 31, 1999, the Company had a net operating loss carryforward of approximately $898,500, which expires from 2011 through 2019. The Company has provided a valuation allowance offsetting the deferred tax asset since management could not determine that it was more likely than not that the deferred tax asset would be realized in the future. The valuation allowance increased by $46,000 and $105,900 for the years ended December 31, 1999 and 1998, respectively. The Company's ability to utilize its NOL carryforward for federal income tax purposes in the future may be limited by the provisions of
Section 382 of the Internal Revenue Code regarding certain changes in ownership.


NOTE G - STOCKHOLDERS' EQUITY

Common stock offerings:

[1] On June 17, 1996, the Company commenced a sale under Rule 504 of Regulation D of 96,000 shares of common stock to a limited number of accredited investors at a price of $10 per share. The Company agreed that the common stock purchased may be paid by cash or by short term eight percent notes fully secured by marketable securities of the purchasers and due 120 days from the date of sale. During the year ended December 31, 1996, the entire 96,000 shares of common stock were subscribed; however, during the year ended December 31, 1998, 59,750 of such shares (together with additional shares issued as a stock dividend totaling 11,950 shares) were returned upon rescission of the original transaction.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 1999


NOTE G - STOCKHOLDERS' EQUITY  (CONTINUED)

[2] On September 29, October 30, and November 20, 1998, the Company commenced additional sales under Rule 504 of Regulation D, of 740,000, 145,000 and 27,725 shares, respectively, of common stock to a limited number of accredited investors and certain debt holders of the Company at prices of $.20, $1.00 and $1.00 per share, respectively. Total proceeds, in the form of cash, repayment of amounts due the subscribers and services provided, were $148,000, $145,000 and $27,725, respectively.


NOTE H - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, has developed a unique marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. As its original product and concept, it has developed a gourmet meal of the month program delivered fresh to the purchaser's home via overnight carrier. It is anticipated that Dining Experience, Inc. will commence operations in the fourth quarter of 2000. As Dining Experience, Inc. is in the development stage, the transaction has been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which is being amortized on a straight-line basis over thirty-six months. Amortization for the year ended December 31, 1999 totaled $66,717. Liabilities of the acquired company at date of acquisition, which exceeded tangible assets (consisting principally of cash, receivables and fixed assets) by $16,865, amounted to $60,224, including $50,000 of notes payable to stockholders bearing interest at 9% and due in March 2000. Subsequent to the acquisition, an additional $25,000 was loaned to Dining Experience, Inc. on the same terms.


NOTE I - LEASES

During May 1995, the Company entered into an operating lease for office space which expires on May 1, 2000. Rent expense under this operating lease for the years ended December 31, 1999 and 1998 amounted to $4,800 and $4,500, respectively. As of December 31, 1999 future minimum rentals payable under the lease total $2,100 in 2000.

During January 1999, the Company entered into a month-to-month operating lease for office space at a monthly rental of $850 from a company owned by the wife of a party who became a significant stockholder of the Company during March 1999.