Form 10QSB
period 2000-04-30
INTERALLIED GROUP INC /NV/
filed 2000-05-22
CIK 1098960

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                   FORM 10-QSB
(Mark One)


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

         Transitional Small Business Disclosure Format:

 Yes       /_ _/   No       /_X_/

================================================================================

                             INTERALLIED GROUP, INC.

                                      INDEX





                                                                          Page
Part I.   Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheets at March 31, 2000                     1

          Consolidated Statements of Operations
             for the Three Months Ended March 31, 2000                      2

          Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2000                                    3

          Notes to Consolidated Financial Statements                        4


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          6-7

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet -- Unaudited
March 31, 2000

ASSETS
Current assets:
   Cash                                                                 $      21,462
   Note receivable                                                              4,035
   Other receivables                                                            2,043
                                                                        -------------

        Total current assets                                                   27,540

Fixed assets, net                                                              14,656
Intangible asset, net                                                         177,910
                                                                        -------------

                                                                        $     220,106
                                                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                $      28,567
   Notes payable and accrued interest                                          96,061
                                                                        -------------

        Total current liabilities                                             124,628
                                                                        -------------

Commitment

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
      1,722,993 shares issued and outstanding                                  17,230
   Additional paid-in capital                                               1,311,105
   Stock subscription receivable                                              (10,000)
   Accumulated deficit                                                     (1,222,857)
                                                                        -------------

                                                                               95,478
                                                                        -------------

                                                                        $     220,106
                                                                        =============


See notes to condensed consolidated financial statements                     -1

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations -- Unaudited

                                                                        Three months ended
                                                                            March 31,
                                                                -------------------------------
                                                                     2000               1999
                                                                -----------         -----------
General, administrative and other operating expenses            $    66,518         $    82,255
Amortization of intangible asset                                     22,238
                                                                -----------         -----------

Loss before other income (expense) and minority Interest            (88,756)            (82,225)
                                                                -----------         -----------

Other income (expense):
   Gain on sale of subsidiary                                        68,051             176,880
   Interest income                                                      292               1,611
   Interest expense                                                  (1,865)
                                                                -----------         -----------

                                                                     66,478             178,491
                                                                -----------         -----------

Net income (loss)                                               $   (22,278)        $    96,266
                                                                ===========         ===========

Net income (loss) per share - basic and diluted                 $      (.01)        $       .08
                                                                ===========         ===========

Weighted average shares outstanding                               1,722,993           1,161,297
                                                                ===========         ===========





See notes to condensed consolidated financial statements                     -2

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                 Three months ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 2000           1999
                                                                            -------------   ------------

Cash flows from operating activities:
   Net income (loss)                                                        $    (22,278)   $     96,266
   Adjustments to reconcile net income (loss) to net cash provided by
      Depreciation and amortization                                               23,900              76
      Gain on sale of subsidiary                                                                (176,880)
      Changes in:
        Other receivables                                                            (52)          3,630
        Accounts payable and accrued expenses                                      5,878         (24,878)
                                                                            ------------    -------------

           Net cash provided by (used in) operating activities                     7,448        (101,786)
                                                                            ------------    -------------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                               11,945         106,541
   Net cash acquired in connection with acquisition of subsidiary                                 14,559
                                                                            ------------    ------------

           Net cash provided by investing activities                              11,945         121,100
                                                                            ------------    ------------

Cash flows from financing activities:
   Advances from stockholders                                                                    (10,028)
                                                                                            -------------

           Net cash provided by financing activities                                             (10,028)
                                                                                            -------------

Net increase (decrease) in cash                                                   19,393           9,286
Cash, beginning of period                                                          2,069           8,281
                                                                            ------------    ------------

Cash, end of period                                                         $     21,462    $     17,567
                                                                            ============    ============


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                          $    250,000
   Note received in connection with sale of subsidiary                                      $     61,449



See notes to financial statements                                          -3

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements -- Unaudited
March 31, 2000

NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), which changed its name from Interallied Restaurant Group, Inc. on January 12, 1999, is a holding company. The Company continues to hold a 25% interest in a second franchised restaurant which was acquired in 1997. During March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2000, the Company had a working capital deficiency of $97,088. For the three months ended March 31, 2000, the Company incurred a net loss of $22,278.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dining Experience, Inc. (from the date of its acquisition in March 1999), and its wholly owned subsidiary Interallied Group, Ltd. All significant intercompany transactions have been eliminated in consolidation. The Company has a 25% interest in Interallied Restaurant Group of Rochester, LLC which is accounted for under the equity method.

[2]      Interim financial information:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto at December 31, 1999, included in the Company's annual report on Form 10-KSB.

NOTE C - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant


                                                                              -4

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements -- Unaudited
March 31, 2000


commenced operations in December 1997. The Company accounts for its investment under the equity method and reflected losses of $59,621 in fiscal 1998 and $22,879 in fiscal 1997 as its share of losses incurred by Rochester. The Company's share of Rochester's losses in excess of its investment in Rochester, amounting to $11,477 for the three months ended March 31, 2000 and $5,227 for the three months ended March 31, 1999, have not been reflected in the accompanying financial statements as the Company has not guaranteed obligations of Rochester and is not otherwise committed to provide financial support to Rochester.


NOTE D - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

On June 30, 1995, the Company issued a promissory note in connection with a $88,000 loan from a stockholder. Such note bore interest at 5.75% per annum. The balance of the note and accrued interest totaled $30,848 at November 20, 1998, at which time substantially all of the note was repaid through the issuance of common stock valued at $75,000. In August 1999, the holder of the note agreed to accept 61,696 shares of common stock in payment of the balance of the note and the accrued interest. Such shares were issued in October 1999. Interest expense related to the note amounted to $4,908 for the three months ended March 31, 1999.


NOTE E - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, has developed a unique marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. As its original product and concept, it has developed a gourmet meal of the month program delivered fresh to the purchaser's home via overnight carrier. It is anticipated that Dining Experience, Inc. will commence operations in the fourth quarter of 2000. As Dining Experience, Inc. is in the development stage, the transaction has been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which is being amortized on a straight-line basis over thirty-six months. Amortization for the three months ended March 31, 2000 totaled $66,717. Liabilities of the acquired company at date of acquisition, which exceeded tangible assets (consisting principally of cash, receivables and fixed assets) by $16,865, amounted to $60,224, including $50,000 of notes payable to stockholders bearing interest at 9% and due in March 2000. Subsequent to the acquisition, an additional $25,000 was loaned to Dining Experience, Inc. on the same terms.


                                                                              -5

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

Three Months Ended March 31, 2000 Compared to the Year Ended March 31, 1999

Results of Operations

         The Company's only operation is its 25% interest in another "Place For Ribs" restaurant, which has generated losses since inception in 1997.

         During the three months ended March 31, 2000, the Company's general, administrative and operating expenses were $66,518 compared to $82,255 for the three months ended March 31, 1999. Most of these expenses in 2000 and 1999 were incurred in connection with start-up activities of Dining Experience. Expenses in 2000 also included a non-cash expense of $22,238 for amortization of acquisition costs for Dining Experience. In January 1999 and 2000, the Company experienced a non-recurring gain of $176,880 and 68,051, respectively from the sale of its interest in the joint venture. Because cumulative losses exceeded the Company's basis, the Company did not record any loss related to its investment in its 25% minority interest. The Company had a net loss of ($22,278) for the three months ended March 31, 2000 as compared to a net gain of approximately $96,266 for the three months ended March 31, 1999. The decrease is attributable to the sale of its 51% interest in a joint venture, which was formed as a limited liability company to operate a "Place for Ribs" restaurant under a franchise agreement in Buffalo, New York. This entity was under the name, Interallied Restaurant Group of Buffalo, LLC.

         Interest expense was ($1,865) for the three months ended March 31, 2000 as compared with no interest expense for the three months ended March 31, 1999.

         Interest income was $292 for the three months ended March 31, 2000 as compared with interest income of $1,611 for the three months ended March 31, 1999.

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


Dated:   May 22, 2000

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

Signature                           Title                                       Date
---------                           -----                                       ----
/s/ Ira Keeperman                   President, Chief Executive Officer          May 22, 2000
-------------------                 Financial and Accounting Officer
Ira Keeperman


/s/ Patrice Croghan                 Secretary/Treasurer                         May 22, 2000
-------------------
Patrice Croghan


/s/ Maureen Sirull                  Vice President                              May 22, 2000
------------------
Maureen Sirull