Form 10-Q
period 2000-06-30
INTERALLIED GROUP INC /NV/
filed 2000-08-21
CIK 1098960

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

                     Common Stock, par value $0.01 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes ___X___  No_______

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

     As of June 30, 2000, ___________ shares of the registrant's common stock were issued and outstanding, and the aggregate market value of such shares held by non-affiliates of the registrant on such date, based on the average of the closing bid and asked prices for such shares on such date, was approximately $______________.

     Transitional Small Business Disclosure Format:

 Yes      /_ _/   No       /_X_/

================================================================================

                             INTERALLIED GROUP, INC.

                                      INDEX





                                                                          Page
Part I.   Financial Information


Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 2000                     1-2

          Consolidated Statements of Operations
             for the Three Months Ended June 30, 2000                     3-4

          Consolidated Statements of Operations
             for the Six Months Ended June 30, 2000                       5-6

          Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2000                                    7

            Consolidated Statements of Cash Flows for the Three
             Months Ended June 30, 2000                                    4

          Notes to Consolidated Financial Statements                       4


Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          6-7

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet -- Unaudited
June 30, 2000


ASSETS
Current assets:
   Cash                                                             $     1,957
   Other receivables                                                      1,991
                                                                    -----------

        Total current assets                                              3,948

Fixed assets, net                                                        12,994
Intangible asset, net                                                   155,671
                                                                    -----------

                                                                    $   172,613
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $    30,228
   Notes payable and accrued interest                                   109,553
                                                                    -----------

        Total current liabilities                                       139,781
                                                                    -----------

Commitment

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
      1,722,993 shares issued and outstanding                            17,230
   Additional paid-in capital                                         1,311,105
   Stock subscription receivable                                        (10,000)
   Accumulated deficit                                               (1,285,503)
                                                                    -----------

                                                                         32,832
                                                                    -----------

                                                                    $   172,613
                                                                    ===========

Condensed Consolidated Statements of Operations

                                                                  Six months ended
                                                                      June 30,
                                                           --------------------------
                                                               2000            1999
                                                           --------------------------
General, administrative and other operating expenses       $   105,420    $   135,920
Amortization of intangible asset                                44,477         22,239
                                                           -----------    -----------

Loss before other income (expense) and minority Interest      (149,897)      (158,159)
                                                           -----------    -----------

Other income (expense):
   Gain on sale of subsidiary                                   68,051        176,880
   Interest income                                                 357          1,832
   Interest expense                                             (3,435)        (1,400)
                                                           -----------    -----------

                                                                64,973        177,312
                                                           -----------    -----------

Net income (loss)                                          $   (84,924)   $    19,153
                                                           ===========    ===========

Net income (loss) per share - basic and diluted            $      (.05)   $       .01
                                                           ===========    ===========

Weighted average shares outstanding                          1,722,993      1,411,297
                                                           ===========    ===========


Condensed Consolidated Statements of Operations

                                                                Three months ended
                                                                     June 30,
                                                           --------------------------
                                                              2000            1999
                                                           --------------------------
General, administrative and other operating expenses       $    38,902    $    53,665
Amortization of intangible asset                                22,239         22,239
                                                           -----------    -----------

Loss before other income (expense) and minority Interest       (61,141)       (75,904)
                                                           -----------    -----------

Other income (expense):
   Interest income                                                  65            221
   Interest expense                                             (1,570)        (1,400)
                                                           -----------    -----------

                                                                (1,505)        (1,179)
                                                           -----------    -----------

Net income (loss)                                          $   (62,646)   $   (77,083)
                                                           ===========    ===========

Net income (loss) per share - basic and diluted            $      (.04)   $      (.05)
                                                           ===========    ===========

Weighted average shares outstanding                          1,722,993      1,661,297
                                                           ===========    ===========

Condensed Consolidated Statements of Cash Flows

                                                                           Six months ended
                                                                               June 30,
                                                                        ----------------------
                                                                          2000           1999
                                                                        ----------------------
Cash flows from operating activities:
   Net income (loss)                                                    $ (84,924)   $  96,266
   Adjustments to reconcile net income (loss) to net cash provided by
      Depreciation and amortization                                        47,801       23,263
      Gain on sale of subsidiary                                                      (176,880)
      Changes in:
        Other receivables                                                               (8,369)
        Accounts payable and accrued expenses                               3,146      (22,206)
                                                                        ---------    ---------

           Net cash provided by (used in) operating activities            (33,977)    (165,039)
                                                                        ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                        15,980      118,506
   Purchase of fixed assets                                                               (290)
   Net cash acquired in connection with acquisition of subsidiary                       14,559
                                                                        ---------    ---------

           Net cash provided by investing activities                       15,980      132,775
                                                                        ---------    ---------

Cash flows from financing activities:
   Advances from stockholders                                              17,885       26,400
                                                                        ---------    ---------

           Net cash provided by financing activities                       17,885       26,400
                                                                        ---------    ---------

Net decrease in cash                                                         (112)      (5,864)
Cash, beginning of period                                                   2,069        8,281
                                                                        ---------    ---------

Cash, end of period                                                     $   1,957    $   2,417
                                                                        =========    =========


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                   $ 250,000
   Note received in connection with sale of subsidiary                               $  61,449

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), which changed its name from Interallied Restaurant Group, Inc. on January 12, 1999, is a holding company. The Company continues to hold a 25% interest in a second franchised restaurant which was acquired in 1997. During March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2000, the Company had a working capital deficiency of $135,833. For the six months ended June 30, 2000, the Company incurred a net loss of $84,924.

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


     NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]  Principles of consolidation:

     The Condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dining Experience, Inc. (from the date of its acquisition in March 1999), and its wholly owned subsidiary Interallied Group, Ltd. All significant intercompany transactions have been eliminated in consolidation. The Company has a 25% interest in Interallied Restaurant Group of Rochester, LLC which is accounted for under the equity method.

[2]  Interim financial information:

     The accompanying unaudited Condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim Condensed consolidated financial statements include all adjustments necessary in order to make the Condensed consolidated financial statements not misleading. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto at December 31, 1999, included in the Company's annual report on Form 10-KSB.

                        NOTE C - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant commenced operations in December 1997. The Company accounts for its investment under the equity method and reflected losses of $59,621 in fiscal 1998 and $22,879 in fiscal 1997 as its share of losses incurred by Rochester. The Company's share of Rochester's losses in excess of its investment in Rochester, amounting to $23,826 for the six months ended June 30, 2000 and $15,772 for the six months ended June 30, 1999, have not been reflected in the accompanying financial statements as the Company has not guaranteed obligations of Rochester and is not otherwise committed to provide financial support to Rochester.


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


NOTE E - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, has developed a unique marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. As its original product and concept, it has developed a gourmet meal of the month program delivered fresh to the purchaser's home via overnight carrier. It is anticipated that Dining Experience, Inc. will commence operations in the fourth quarter of 2000. As Dining Experience, Inc. is in the development stage, the transaction has been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which is being amortized on a straight-line basis over thirty-six months. Amortization for the six months ended June 30, 2000 and 1999 totaled $44,477 and $22,239, respectively. Liabilities of the acquired company at date of acquisition, which exceeded tangible assets (consisting principally of cash, receivables and fixed assets) by $16,865, amounted to $60,224, including $50,000 of notes payable to stockholders bearing interest at 9% and due on demand. Subsequent to the acquisition, an additional $25,000 was loaned to Dining Experience, Inc. on the same terms.


Management's Discussion and Analysis or Plan of Operation.

Introduction

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

        After the meal-of-the-month program is launched, the Company plans to offer different types of meals and to develop additional products and services involving gourmet food items, including the development of food seminars to enhance the Dining Experience marketing program.

Statement of Operations June 30, 2000 to June 30, 1999 (Unaudited)

        During the first six months of 1999 and 2000, the Company had no revenue producing operations. During the three months ended June 30, 2000, the Company's general, administrative and operating expenses were $38,902 compared to $53,665 for the three months ended June 30, 1999. During the six months ended June 30, 2000, the Company's general, administrative and operating expenses were $105,420 compared to $135,920 for the six months ended June 30, 1999. Most of these expenses in 2000 and 1999 were incurred in connection with start-up activities of Dining Experience. Expenses in six months ended June 30, 2000 also included a non-cash expense of $22,238 and $47,801 for amortization of acquisition costs for Dining Experience. In January 1999 and 2000, the Company experienced a non-recurring gain of $176,880 and 68,051, respectively from the sale of its 51% interest in the joint venture formed as a limited liability company to operate a "Place for Ribs" restaurant under a franchise agreement in Buffalo, New York. This entity was under the name, Interallied Restaurant Group of Buffalo, LLC. Because cumulative losses exceeded the Company's basis, the Company did not record any loss related to its investment in its 25% minority interest in another joint venture owning a "Place for Ribs" in Rochester, New York. The Company had a net loss of ($62,646) for the three months ended June 30, 2000 as compared to a net income of approximately ($77,083) for the three months ended June 30, 1999. The Company had a net loss of ($82,924) for the six months ended June 30, 2000 due to the fact that its losses before other income were offset by only approximately $68,000 of gain from the sale of its 51% Buffalo joint venture in the year 2000 compared to an approximately $177,000 gain the prior year as compared to a net gain of approximately $19,153 for the six months ended June 30, 1999. The increase is attributable to the sale of its 51% interest in its Buffalo joint venture.

         Interest expense was $(1,570) for the three months ended June 30, 2000 as compared with ($1,400) for the three months ended June 30, 1999.

         Interest income was $65 for the three months ended June 30, 2000 as compared with interest income of $221 for the three months ended June 31, 1999.

         Interest expense was ($3,435) for the six months ended June 30, 2000 as compared with ($1,400) for the six months ended June 30, 1999.

Liquidity

         The Company has not been able to pay its obligations in the normal course and the Company's financial statements included herein are subject to a going concern condition. The Company must receive additional capital to continue its existence and commence the operations of Dining Experience.

         The Company has historically experienced negative cash flow from operations, and has covered cash flow short falls through advances made by certain shareholders and sales of common stock. In 1999 Dining Experience received $75,000 from the sale of its 51% interest in the Buffalo joint venture of which $50,000 was received prior to its acquisition.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:   August 21, 2000

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



Signature                          Title                              Date
---------                          -----                              ----

/s/ Ira Keeperman        President, Chief Executive Officer    August 21, 2000
-------------------        Financial and Accounting Officer
Ira Keeperman


/s/ Patrice Croghan        Secretary/Treasurer                 August 21, 2000
-------------------
Patrice Croghan


/s/ Maureen Sirull         Vice President                      August 21, 2000
------------------
Maureen Sirull