Form 10QSB
period 2000-09-30
INTERALLIED GROUP INC /NV/
filed 2000-12-05
CIK 1098960

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

                     Common Stock, par value $0.01 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes /X/   No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. /X/

     Issuer had no revenues for its most recent fiscal year.

     As of September 30, 2000, ___________ shares of the registrant's common stock were issued and outstanding.

     Transitional Small Business Disclosure Format:

Yes   / /   No   /X/

================================================================================

                             INTERALLIED GROUP, INC.

                                      INDEX

                                                                            Page

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at September 30, 2000

          Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2000

          Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000

          Condensed Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2000

           Notes to Condensed Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis or Plan of Operation

--------------------------------------------------------------------------------

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet -- Unaudited
September 30, 2000


ASSETS
Current assets:

   Cash                                                             $     1,061
   Other receivables                                                      2,480
                                                                    -----------

        Total current assets                                              3,541

Fixed assets, net                                                        11,332
Intangible asset, net                                                   133,432
                                                                    -----------

                                                                    $   148,305
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $    34,643
   Notes payable and accrued interest                                   115,413
                                                                    -----------

        Total current liabilities                                       150,056
                                                                    -----------

Commitment

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
      1,722,993 shares issued and outstanding                            17,230
   Additional paid-in capital                                         1,311,105
   Stock subscription receivable                                        (10,000)
   Accumulated deficit                                               (1,320,086)
                                                                    -----------


                                                                         (1,751)
                                                                    -----------

                                                                     $   148,305
                                                                    ===========


See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

Condensed Consolidated Statements of Operations -- Unaudited

                                                                Nine months ended
                                                                  September 30,
                                                           --------------------------
                                                               2000           1999
                                                           --------------------------
General, administrative and other operating expenses       $   116,740    $   186,702
Amortization of intangible asset                                66,716         44,478
                                                           -----------    -----------

Loss before other income (expense) and minority Interest      (183,456)      (231,180)
                                                           -----------    -----------

Other income (expense):
   Gain on sale of subsidiary                                   68,051        176,880
   Interest income                                                 884
   Interest expense                                             (4,986)          (473)
                                                           -----------    -----------

                                                                63,949        176,407
                                                           -----------    -----------

Net loss                                                   $  (119,507)   $   (54,773)
                                                           ===========    ===========

Net loss per share - basic and diluted                     $      (.07)   $      (.04)
                                                           ===========    ===========

Weighted average shares outstanding                          1,722,993      1,494,630
                                                           ===========    ===========


See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

Condensed Consolidated Statements of Operations

                                                               Three months ended
                                                                   September 30,
                                                           --------------------------
                                                              2000            1999
                                                           --------------------------
General, administrative and other operating expenses       $    11,320    $    50,782
Amortization of intangible asset                                22,239         22,239
                                                           -----------    -----------

Loss before other income (expense) and minority Interest       (33,559)       (73,021)
                                                           -----------    -----------

Other income (expense):
   Interest income                                                 527         (1,832)
   Interest expense                                             (1,551)           927
                                                           -----------    -----------

                                                                (1,024)          (905)
                                                           -----------    -----------

Net loss                                                   $   (34,583)   $   (73,926)
                                                           ===========    ===========

Net loss per share - basic and diluted                     $      (.02)   $      (.05)
                                                           ===========    ===========

Weighted average shares outstanding                          1,722,993      1,494,630
                                                           ===========    ===========


See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

Condensed Consolidated Statements of Cash Flows - Unaudited

                                                                                  Nine months ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                   2000         1999
                                                                                ----------------------
Cash flows from operating activities:
   Net loss                                                                     $(119,507)   $ (54,773)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                71,702       46,546
      Gain on sale of subsidiary                                                              (176,880)
      Changes in:
        Other receivables                                                            (489)      (7,869)
        Accounts payable and accrued expenses                                       9,552      (18,050)
                                                                                ---------    ---------

           Net cash used in operating activities                                  (38,742)    (211,026)
                                                                                ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                                15,980      130,908
   Purchase of fixed assets                                                                     (1,924)
   Net cash acquired in connection with acquisition of subsidiary                               14,559
                                                                                ---------    ---------

           Net cash provided by investing activities                               15,980      143,543
                                                                                ---------    ---------

Cash flows from financing activities:
   Advances from stockholders                                                      21,754       36,550
   Proceeds from notes payable                                                                  25,000
                                                                                ---------    ---------

           Net cash provided by financing activities                               21,754       61,550
                                                                                ---------    ---------

Net decrease in cash                                                               (1,008)      (5,933)
Cash, beginning of period                                                           2,069        8,281
                                                                                ---------    ---------

Cash, end of period                                                             $   1,061    $   2,348
                                                                                =========    =========


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                           $ 250,000
   Note received in connection with sale of subsidiary                                       $  61,449


See Notes to Condensed Consolidated Financial Statements

--------------------------------------------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), which changed its name from Interallied Restaurant Group, Inc. on January 12, 1999, is a holding company. The Company continues to hold a 25% interest in a second franchised restaurant which was acquired in 1997. During March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2000, the Company had a working capital deficiency of $146,515. For the nine months ended September 30, 2000, the Company incurred a net loss of $119,507.

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

[2]  Interim financial information:

     The accompanying unaudited Condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim Condensed consolidated financial statements include all adjustments necessary in order to make the Condensed consolidated financial statements not misleading. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's consolidated financial statements and footnotes thereto at December 31, 1999, included in the Company's annual report on Form 10-KSB.

--------------------------------------------------------------------------------

NOTE C - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant commenced operations in December 1997. The Company accounts for its investment under the equity method and reflected losses of $59,621 in fiscal 1998 and $22,879 in fiscal 1997 as its share of losses incurred by Rochester. The Company's share of Rochester's losses in excess of its investment in Rochester totaling $74,566 to date, amounting to $36,583 for the nine months ended September 30, 2000 and $21,971 for the nine months ended September 30, 1999, have not been reflected in the accompanying financial statements as the Company has not guaranteed obligations of Rochester and is not otherwise committed to provide financial support to Rochester.

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

NOTE E - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, has developed a unique marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. As its original product and concept, it has developed a gourmet meal of the month program delivered fresh to the purchaser's home via overnight carrier. It is anticipated that Dining Experience, Inc. will commence operations in the near future. As Dining Experience, Inc. is in the development stage, the transaction has been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which is being amortized on a straight-line basis over thirty-six months. Amortization for the nine months ended September 30, 2000 and 1999 totaled $66,716 and $44,478, respectively. Liabilities of the acquired company at date of acquisition, which exceeded tangible assets (consisting principally of cash, receivables and fixed assets) by $16,865, amounted to $60,224, including $50,000 of notes payable to stockholders bearing interest at 9% and due on demand. Subsequent to the acquisition, an additional $25,000 was loaned to Dining Experience, Inc. on the same terms.

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

         After the meal-of-the-month program is launched, the Company plans to offer different types of meals and to develop additional products and services

--------------------------------------------------------------------------------
involving gourmet food items, including the development of food seminars to enhance the Dining Experience marketing program.

Statement of Operations September 30, 2000 to September 30, 1999 (Unaudited)

         During the first nine months of 1999 and 2000, the Company had no revenue producing operations. During the three months ended September 30, 2000, the Company's general, administrative and other operating expenses were $11,320 compared to $50,782 for the three months ended September 30, 1999. During the nine months ended September 30, 2000, the Company's general, administrative and other operating expenses were $116,740 compared to $186,702 for the nine months ended September 30, 1999. Most of these expenses in 2000 and 1999 were incurred in connection with start-up activities of Dining Experience. Expenses in nine months ended September 30, 2000 and 1999 also included a non-cash expense of $66,716 and $44,478, respectively, for amortization of acquisition costs for Dining Experience. In January 1999 and 2000, the Company experienced a non-recurring gain of $176,880 and $68,051, respectively from the sale of its 51% interest in the joint venture formed as a limited liability company to operate a "Place for Ribs" restaurant under a franchise agreement in Buffalo, New York. This entity was under the name, Interallied Restaurant Group of Buffalo, LLC. Because cumulative losses exceeded the Company's basis, the Company did not record any loss related to its investment in its 25% minority interest in another joint venture owning a "Place for Ribs" in Rochester, New York. The Company had a net loss of ($34,583) for the three months ended September 30, 2000 as compared to a net loss of approximately ($73,926) for the three months ended September 30, 1999. The Company had a net loss of ($119,507) for the nine months ended September 30, 2000 due to the fact that its losses before other income were offset by only approximately $68,000 of gain from the sale of its 51% Buffalo joint venture in the year 2000 compared to an approximately $177,000 gain the prior year as compared to a net loss of approximately ($54,773) for the nine months ended September 30, 1999. The increase is attributable to the sale of its 51% interest in its Buffalo joint venture.

         Interest expense was $(1,551) for the three months ended September 30, 2000 as compared with $927 for the three months ended September 30, 1999.

         Interest income was $527 for the three months ended September 30, 2000 as compared with interest income of ($1,832) for the three months ended September 30, 1999.

         Interest expense was $4,986 for the nine months ended September 30, 2000 as compared with $(473) for the nine months ended September 30, 1999.

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

--------------------------------------------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:   November 17, 2000


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

Signature                          Title                              Date
---------                          -----                              ----

/s/ Ira Keeperman      President, Chief Executive Officer     November 17, 2000
-------------------      Financial and Accounting Officer
Ira Keeperman


/s/ Patrice Croghan      Secretary/Treasurer                  November 17, 2000
-------------------
Patrice Croghan

/s/ Maureen Sirull       Vice President                       November 17, 2000
-------------------
Maureen Sirull