Form 10KSB
period 2000-12-31
INTERALLIED GROUP INC /NV/
filed 2001-04-16
CIK 1098960

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------

                                  FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended             December 31, 2000     .
                             -------------------------------

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________ .

                      Commission file number     000-28131
                                            --------------------

                            INTERALLIED GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                       14-1775226
---------------------------------               -------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)


         1 Jacqueline Street
                Suite 102
          New Windsor, New York                               12553
-------------------------------------                 ------------------------
 (Address of Principal Executive Offices)                  (Zip Code)

                                 (914) 534-4909
      -------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

       Title of Each Class            Name of Each Exchange on Which Registered
----------------------------------    -----------------------------------------

        Not Applicable                           Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $0.01 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes       X          No _______
    -------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not
contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Issuer had no revenues for its most recent fiscal year.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 12, 2001, based on the average of the closing bid and asked prices for such shares on such date, was approximately $7,097,958.

         The number of shares outstanding of each of the issuer's classes of common equity, as of April 12, 2001 was 1,815,537.


         Transitional Small Business Disclosure Format (check one):
   Yes      |_|    No       |X|


                      DOCUMENTS INCORPORATED BY REFERENCE

    See Item 13 of this report. The Exhibit Index, Part IV, Item 13, is located at page 13 of this Form 10-KSB.



===============================================================================
                                     PART I

Item 1.    Description of Business.

         History

         Currently, Interallied Group, Inc. (the "Company") has no active operations. The Company has primarily been engaged in the acquisition of entire businesses, divisions of businesses, or the assets of businesses that the Company's management identified as having significant potential for business success.

         During the first part of 2000, the Company was engaged in establishing and marketing a gourmet meal home delivery program, through its subsidiary, Dining Experience, Inc. ("Dining Experience"). Dining Experience, which was formed in December 1998, is a development stage venture acquired by the Company in March 1999 through a stock acquisition. The business concept, called a "gourmet meal-of-the-month" was designed to provide fresh, gourmet meals directly to customers' homes by overnight courier. By the third quarter of 2000, after further analysis, the Company determined that it was necessary to abandon the plan before having initiated any actual customer operations.


         The Company was engaged in establishing and operating franchised restaurants from 1996 until January 1999, when the Company sold its 51% interest in a joint venture, which was formed as a limited liability company to operate a "Place for Ribs" restaurant under a franchise agreement in Buffalo, New York. This entity was under the name, Interallied Restaurant Group of Buffalo, LLC. The Company sold its interest in the joint venture effective as of December 28, 1999 to the holder of a minority interest in the venture for $161,449, plus a percentage of profits of the restaurant, if any, through the end of 2003, not to exceed $68,051. Of the $161,499, $100,000 was paid to the Company in cash and the balance of $61,449 was paid by a note due in 16 monthly installments of $4,062 each, commencing February 1, 1999. On October 18, 2000, the Company surrendered its remaining 25% interest in Interallied Restaurant Group of Rochester, LLC, the owner of another Damon franchise restaurant located in Rochester, New York, which had been acquired in 1997. These restaurants had never generated significant income and have operated at a loss.

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

Future Plans

         The Company is presently exploring other strategic options, including the potential sale of the Company.


Employees

         The Company has one paid employee.


Item 2.   Description of Property.

         The Company's executive offices are located at 1 Jacqueline Street, Suite 102, New Windsor, New York 12553, where it leases approximately 750 square feet. The lease for these premises is currently on a month-to-month basis and may be terminated by the Company upon proper notice. The annual base rental for this space is approximately $10,000.

Item 3.   Legal Proceedings.

There are no legal proceedings involving the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

         Fiscal Years Ended December 31, 2000 and December 31, 1999

         Quarter/Fiscal Year        High            Low
         -------------------        ----            ----

          1st     2000              5.50            5.00
          2nd     2000              5.625           5.00
          3rd     2000              5.875           5.125
          4th     2000              7.00            6.00
          1st     1999              -               -
          2nd     1999              -               -
          3rd     1999              5.0625          5.00
          4th     1999              5.50            5.00

         Recent Sales of Unregistered Securities.

         On June 12, 2000, the Company issued 154,240 shares of its common stock to an investor in consideration of cancellation of indebtedness. The Company believes the issuance of these shares is exempt from the registration requests of the Securities Act of 1933 pursuant to section 4(2) thereof.

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

         Security Holders. As of April 6, 2001, there were approximately 189 holders of record of the Company's common stock. There are no shares of the Company's preferred stock currently outstanding.

         Transfer Agent. The transfer agent for the Company's common stock is Jersey Transfer Trust Company, located at 201 Bloomfield Avenue, Veronia, New Jersey 07044. The telephone number of our transfer agent is: (973) 239-2712.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

         At present, the Company does not have any active operations. During the year 2001, the Company will continue to explore other possibilities, including the potential sale of the Company.


         Year Ended December 30, 2000 Compared to the Year Ended December 31,
1999

         The Company had no revenues for the years 2000 and 1999.

         During 2000, the Company's general, administrative and operating expenses were $124,361 compared to $225,110 in 1999. Most of the expenses in 2000 were incurred in connection with start-up activities of Dining Experience. The expenses in 2000 also included non-cash expenses of $66,716 for amortization of acquisition costs for Dining Experience and an impairment loss of $133,432. In 2000, the Company had a non-recurring gain of $68,051 representing additional amounts paid in connection with the sale in 1998 of its joint venture interest in Interallied of Buffalo, LLC. The Company had a net loss of $151,990 in 2000 compared to $116,039 in 1999. The 2000 loss was attributable to the absence of revenue in 2000, start-up costs incurred in connection with the business of Dining Experience, and amortization of the acquisition costs for Dining Experience.

         On October 18, 2000, the Company surrendered its remaining 25% interest in Interallied Restaurant Group of Rochester, LLC, the owner of another Damon franchise restaurant located in Rochester, New York, which had been acquired in 1997.

Liquidity

         The Company has not been able to pay its obligations in the normal course of business and the Company's financial statements included herein are subject to a going concern condition. The Company must receive additional capital to continue its existence.

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

Item 7.   Financial Statements.

         See pages F-1 through F-11 attached hereto for copies of the audited financial statements of the Company for the years ended December 31, 2000 and December 31, 1999, which on page ___ is a list of such financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons

         Set forth below is information concerning the Company's directors and executive officers:


  Name                      Age       Position
  -------                 -------     ---------

  Ira Keeperman             48        President, Chief Executive
                                      Officer and Director

  Patrice Croghan           39        Secretary/Treasurer, Director

  Maureen Sirull            43        Vice President


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

         MAUREEN SIRULL joined the Company in 1995. Ms. Sirull was appointed Vice President of the Company in September, 1998, a position in which she still serves. She has also served as a Director of the Company since September, 1998. Prior to joining the Company, Ms. Sirull was employed for over ten years as a legal assistant. In this capacity her duties included training of staff, interviewing clients and overseeing all aspects of cases, including preparation for trial.

         There are no audit, compensation or other committees of the board of directors.

         Compliance with Section 16(a) of the Exchange Act. Forms 3, 4 and 5 have not yet been filed by any officer, director or beneficial owner of more than 10 percent of our common stock. Interallied had no securities registered under the Exchange Act prior to its last fiscal year and therefore no such reporting person was required to file reports under Section 16(a) of the Exchange Act in prior years. All reports for officers and directors will be filed as soon as possible. Interallied will likewise encourage beneficial owners of more than 10% of Interallied's common stock to file their reports shortly.

Item 10.   Executive Compensation.

         The following table sets forth information concerning compensation paid or accrued by the Company or its subsidiaries for services rendered during the 2000, 1999, and 1998 to our chief executive officer. No other executive officer's compensation exceeded $100,000 during either of these fiscal years.

                           Summary Compensation Table

Name and Principal Position                Year            Salary
----------------------------               ----            ------

Ira Keeperman, Chief Executive Officer      2000           $   0
                                            1999           $   0
                                            1998           $   0

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information as of April 12, 2001 with respect to beneficial ownership of the Company's common stock by each person whom we know to own 5% or more of our outstanding shares; each of our directors; and all officers and directors of the Company as a group. Each such owner of common stock has sole voting and investment power for all shares listed below, except as otherwise indicated:

Name and Address               Amount and Nature of        Percent of
of Beneficial Owner            Beneficial Ownership          Class
-------------------            ---------------------       ---------

Joseph Columbo                       350,000(1)                  19.3%(1)
John Patten                          139,240                      7.6%
Rhonda Rabetsky                      106,018                      5.8%
Ira Keeperman                         45,000                      2.5%
Maureen Sirull                          -0-                       --
Patrice Croghan                       45,000                      2.5%

All officers and directors
as a group (3 persons)(2)             90,000                     45.0%
                                      ------                     -----

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

         A corporation owned by the spouse of or an affiliate of the Company is the lessor of the Company's offices pursuant to a lease which is presently on a month-to-month basis with a base annual rent of approximately $10,000.

Item 13.   Exhibits and Reports

(a)      Exhibits to this report are as follows:

Exhibit No.    Description of Document

 3.1(a)        Articles of Incorporation

 3.1(b)        Amendments to Articles of
               Incorporation

 3.2           By-laws

10.1           Agreement dated October 18, 2000
               Between the Company and Interallied Group of Rochester LLC for the surrender of joint venture interest in Interallied Group of Rochester LLC

21             Subsidiaries of the registrant.


(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Dated:   April 16, 2001

                                        INTERALLIED GROUP, INC.


                                        By:     /s/ Ira Keeperman
                                             -------------------------
                                             Ira Keeperman, President,
                                             Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.



Signature                      Title                                   Date
---------                      -----                                   ----


 /s/ Ira Keeperman             President, Chief Executive Officer      April 16, 2001
---------------------------
Ira Keeperman                  Financial and Accounting Officer


 /s/ Patrice Croghan           Secretary/Treasurer                     April 16, 2001
---------------------------
Patrice Croghan


 /s/ Maureen Sirull            Vice President                          April 16, 2001
---------------------------
Maureen Sirull

                                            DRAFT SUBJECT TO REVIEW AND REVISION

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
   Cash                                                             $     1,260
   Advances to employees                                                  1,000
                                                                    -----------

       Total current assets                                               2,260

Fixed assets, net                                                         9,970
Intangible asset, net (Note G)
                                                                    -----------

                                                                    $    12,230
                                                                    ===========

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
   Accounts payable                                                 $     7,104
   Accrued expense                                                       20,471
   Deferred income                                                       12,670
   Notes payable and accrued interest (Note E)                          119,055
                                                                    -----------

       Total current liabilities                                        159,300
                                                                    -----------

Capital deficiency:
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
     no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
     1,815,537 shares issued and outstanding                             18,155
   Additional paid-in capital                                         1,310,180
   Stock subscription receivable                                        (11,643)
   Deficit                                                           (1,463,762)
                                                                    -----------

                                                                       (147,070)
                                                                    -----------

                                                                    $    12,230
                                                                    ===========



See notes to financial statements                                           F-2

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                             Year Ended
                                                            December 31,
                                                      -------------------------
                                                          2000         1999
                                                      -----------   -----------

General, administrative and other operating expenses  $   124,361   $   225,110
Amortization of intangible asset                           66,716        66,717
Write-off of impaired intangibles                         133,432
                                                      -----------   -----------

Loss before other income (expense)                       (324,509)     (291,827)
                                                      -----------   -----------

Other income (expense):
   Gain on sale of subsidiary                              68,051       176,880
   Interest income                                            966         4,183
   Interest expense                                        (7,691)       (5,275)
                                                      -----------   -----------

                                                           61,326       175,788
                                                      -----------   -----------
Net loss                                              $  (263,183)  $  (116,039)
                                                      ===========   ===========

Net loss per share - basic and diluted                  $(.14)        $(.07)
                                                        ======        =====

Weighted average shares outstanding                     1,815,537     1,568,430
                                                        =========     =========



See notes to financial statements                                           F-3

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

                                                                                               Total
                                                                                            Stockholders'
                                   Common Stock       Additional                  Stock         Equity
                                   ------------        Paid-in                 Subscription    (Capital
                                Shares      Amount     Capital      Deficit     Receivable   Deficiency)
                               ---------   ---------  ----------  -----------  ------------ -------------
Balance at January 1, 1999      1,161,297  $  11,613  $1,035,874  $(1,084,540)  $  (10,341)    $ (47,394)
Stock issued for acquisition
   of subsidiary                 500,000       5,000     245,000                                 250,000
Accrued interest                                                                      (650)         (650)
Issuance of common stock in
   connection with repayment
   of loans and accrued
   interest                      154,240       1,542      29,306                                  30,848
Net loss for the period                                              (116,039)                  (116,039)
                               ---------   ---------  ----------  -----------   ----------    ----------

Balance at December 31, 1999   1,815,537      18,155   1,310,180   (1,200,579)     (10,991)      116,765
Accrued interest                                                                      (652)         (652)
Net loss for the period                                              (263,183)                  (263,183)
                               ---------   ---------  ----------  -----------   ----------    ----------

Balance at December 31, 2000    1,815,537  $  18,155  $1,310,180  $(1,463,762)  $  (11,643)    $(147,070)
                               ==========  =========  ==========  ===========   ==========     =========



See notes to financial statements                                           F-4

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                       Year Ended
                                                                                      December 31,
                                                                                 ------------------------
                                                                                    2000         1999
                                                                                 ----------   -----------
Cash flows from operating activities:
   Net loss                                                                      $ (263,183)  $ (116,039)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   73,064       70,894
     Gain on sale of subsidiary                                                     (68,051)    (176,880)
     Write-off of impaired intangibles                                              133,432
     Changes in:
       Other receivables                                                               (652)      29,864
       Accounts payable and accrued expenses                                         17,944      (10,258)
                                                                                 ----------   -----------

         Net cash used in operating activities                                     (107,446)    (202,419)
                                                                                 ----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                                                       (2,214)
   Proceeds from sale of subsidiary                                                  84,031      145,469
   Net cash acquired in connection with acquisition of subsidiary                                 14,559
                                                                                 ----------   ----------

         Net cash provided by investing activities                                   84,031      157,814
                                                                                 ----------   ----------

Cash flows from financing activities:
   Advances from stockholders                                                        22,606       38,393
                                                                                 ----------   ----------

         Net cash provided by financing activities                                   22,606       38,393
                                                                                 ----------   ----------

Net (decrease) in cash                                                                 (809)      (6,212)
Cash, beginning of period                                                             2,069        8,281
                                                                                 ----------   ----------

Cash, end of period                                                              $    1,260   $    2,069
                                                                                 ==========   ==========


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                            $  250,000
   Issuance of stock in repayment of stockholder loans                                        $   30,848
   Note received in connection with sale of subsidiary                                        $   61,449



See notes to financial statements                                           F-5

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), which changed its name from Interallied Restaurant Group, Inc. on January 12, 1999, is a holding company. The Company owned a 51% interest in a franchised restaurant which was sold in January 1999, (see Note C). The Company held a 25% interest in a second franchised restaurant which was acquired in 1997 (see Note D) and was disposed of September 2000. During March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company (see Note G).

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2000, the Company had a working capital deficiency of $157,040 and a capital deficiency of $35,877. For the years ended December 31, 2000 and 1999, the Company incurred net losses of $263,183 and $116,039, respectively.

The Company has been heavily reliant on financial support from stockholders to assist in meeting its cash flow needs. Management plans to continue, and expects to ultimately complete, the Company's development of Dining Experience, Inc. as a viable business concept. Additionally, management is seeking additional sources of capital, including the sale of the Company and anticipates controlling costs at levels sufficient to complete development activities, and ultimately to achieve sales volumes that are sufficient to support the Company's cost structure.

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]   Principles of consolidation:

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dining Experience, Inc. (from the date of its acquisition in March 1999). Significant intercompany transactions have been eliminated in consolidation. Through September 2000, the Company had a 25% interest in Interallied Restaurant Group of Rochester, LLC which is accounted for under the equity method.

[2]   Per share data:

      Net loss per share is computed based on the weighted average number of shares of common stock outstanding during each period.

[3]   Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

[4]   Reclassifications

      Certain reclassifications have been made to the 1999 Financial Statements in order to conform to the current year presentation.

INTERALLIED GROUP, INC. AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2000


NOTE C - SALE OF SUBSIDIARY

During January 1999, effective as of December 27, 1998, the Company sold at a gain of $176,880 its 51% interest in Interallied of Buffalo to one of the minority stockholders. Interallied of Buffalo operated a "Damons the Place for Ribs", restaurant in the Buffalo, New York area under a franchise agreement. The sales price was $161,449 of which $100,000 was paid in cash on January 15, 1999, and $61,449 was paid by an 8% note due in 16 monthly installments of $4,062. In addition, the sales agreement provides for additional consideration not to exceed $68,051 due over the next five years through 2003 based upon the profits of Interallied of Buffalo. The balance of the note, and additional consideration of $68,051, was repaid during 2000.


NOTE D - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant commenced operations in December 1997. The Company accounted for its investment under the equity method and reflected losses since the date of its acquisition. The Company's share of Rochester's losses in excess of its investment in Rochester, have not been reflected in the accompanying financial statements as the Company had not guaranteed obligations of Rochester and was not otherwise committed to provide financial support to Rochester. In September 2000, the Company surrendered its share of ownership in Rochester in return for release from any obligations or liabilities which may have otherwise been asserted.


NOTE E - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

On June 30, 1995, the Company issued a promissory note in connection with a $88,000 loan from a stockholder. Such note bore interest at 5.75% per annum. The balance of the note and accrued interest totaled $105,848 at November 20, 1998, at which time a substantial portion of the note was repaid through the issuance of common stock valued at $75,000. In August 1999, the holder of the note agreed to accept 154,240 shares (see Note I) of common stock in payment of the balance of the note and the accrued interest.

Upon the acquisition of Dining Experience (see Note G), the Company assumed liabilities of $50,000 to stockholders of the Company bearing interest at 6.5%. An additional $25,000 was received from stockholders of the Company, also bearing interest at 6.5%. The maturity of such notes has expired and by agreement with the note holders, the notes are due on demand. The balance of the notes and accrued interest at December 31, 2000 totaled $84,034. Interest expense related to these notes totaled $5,247 and $3,787 during the years ended December 31, 2000 and 1999.

During the year ended December 31, 2000, the Company received advances from stockholders totaling $22,606 which bore interest at 6.5%. Such amounts are due on demand. The balance of the advances and accrued interest at December 31, 2000 totaled $35,021. Interest expense in related to advances from stockholders totaled $2,434 and $1,488 during the years ended December 31, 2000 and 1999, respectively.


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

INTERALLIED GROUP, INC. AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2000


NOTE F - INCOME TAXES (CONTINUED)

A reconciliation of the income tax benefit computed at the federal statutory tax rate to income tax benefit of zero computed for financial accounting purposes is as follows:

                                                                  Year Ended
                                                                 December 31,
                                                               ----------------
                                                                2000     1999
                                                               ------   ------
       Federal tax benefit at statutory income tax rate          (34)%    (34)%
       Increases (reductions) resulting from:
          State and local income tax benefit,
            net of federal  effect                                (6)      (6)
          Increase in valuation allowance                         40       40
                                                               -----    -----

       Income tax benefit reflected in financial statements        0%       0%
                                                               =====    =====

The net deferred tax asset is comprised of the following:

                                                               December 31,
                                                                   2000
                                                               ------------

       Net operating loss carryforward                           $ 447,000
       Valuation allowance                                        (447,000)
                                                                 ---------

       Net deferred tax asset                                    $       0
                                                                 =========

As of December 31, 2000, the Company had a net operating loss carryforward of approximately $1,117,000, which expires from 2011 through 2020. The Company has provided a valuation allowance offsetting the deferred tax asset since management could not determine that it was more likely than not that the deferred tax asset would be realized in the future. The valuation allowance increased by $88,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively. The Company's ability to utilize its NOL carryforward for federal income tax purposes in the future may be limited by the provisions of Section 382 of the Internal Revenue Code regarding certain changes in ownership.


NOTE G - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, has developed a marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. As its original product and concept, it has developed a gourmet meal-of-the-month program delivered fresh to the purchaser's home via overnight carrier. The Company has been unsuccessful in implementing its multi-level marketing program and as a result, during the fourth quarter of 2000 has recorded a write-off of the remaining unamortized intangible of $133,432. As Dining Experience, Inc. is in the development stage, the transaction has been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which is being amortized on a straight-line basis over thirty-six months. Amortization for the year ended December 31, 2000 and 1999 totaled $66,716 and $66,717, respectively.

                                               DRAFT SUBJECT REVIEW AND REVISION

INTERALLIED GROUP, INC. AND SUBSIDIARIES
Notes to Financial Statements
December 31, 2000


NOTE H - LEASE - RELATED PARTY

During January 1999, the Company entered into a month-to-month operating lease for office space at a monthly rental of $850 from a company owned by the wife of a party who became a significant stockholder of the Company during March 1999.


NOTE I - PRIOR PERIOD ADJUSTMENT

During August 1999, the holder of a note agreed to accept payment of the outstanding balance of the note and accrued interest in the form of common stock of the Company. The Company estimated the number of shares to be issued as 61,696. Upon issuing the shares, the number of shares to be issued was 154,240. Such difference in amount is solely the result of a calculation error. Correction of such error has been reflected in the 1999 statement of stockholders' equity and resulted in an increase in common stock of $925 and a decrease in additional paid-in capital of $925.