Form 10KSB/A
period 2000-12-31
INTERALLIED GROUP INC /NV/
filed 2001-04-20
CIK 1098960

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    --------


                                  FORM 10-KSB/A

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


         Transitional Small Business Disclosure Format (check one):
   Yes      |_|    No       |X|


                      DOCUMENTS INCORPORATED BY REFERENCE

    See Item 13 of this report. The Exhibit Index, Part IV, Item 13, is located at page 13 of this Form 10-KSB.



===============================================================================
                                     PART I

Item 1.    Description of Business.

         History


         Currently, Interallied Group, Inc. (the "Company") has no active operations and is currently seeking to be acquired in a reverse acquisition. If the Company does not successfully complete such a reverse acquisition, it will seek to raise additional capital in the secondary market and pursue as yet unidentified acquisitions.


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


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation


         At present, the Company does not have any active operations. During the year 2001, the Company will continue to explore other possibilities, including the potential sale of the Company through a reverse acquisition. If the Company does not successfully complete such a reverse acquisition, it will seek to raise additional capital in the secondary market and pursue as yet unidentified acquisitions.



         Year Ended December 30, 2000 Compared to the Year Ended December 31,
1999

         The Company had no revenues for the years 2000 and 1999.


         During 2000, the Company's general, administrative and operating expenses were $125,361 compared to $225,110 in 1999. Most of the expenses in 2000 were incurred in connection with start-up activities of Dining Experience. The expenses in 2000 also included non-cash expenses of $66,716 for amortization of acquisition costs for Dining Experience and an impairment loss of $143,402. In 2000, the Company had a non-recurring gain of $68,051 representing additional amounts paid in connection with the sale in 1998 of its joint venture interest in Interallied of Buffalo, LLC. The Company had a net loss of $272,344 in 2000 compared to $116,039 in 1999. The 2000 loss was attributable to the absence of revenue in 2000, start-up costs incurred in connection with the business of Dining Experience, the amortization of the acquisition costs for Dining Experience and the write-off of impaired intangibles and fixed assets.


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

Name and Address               Amount and Nature of            Percent of
of Beneficial Owner            Beneficial Ownership              Class
-------------------            ---------------------           ----------
Joseph Columbo                       350,000(1)                  19.3%(1)
John Patten                          139,240                      7.6%
Rhonda Rabetsky                      106,018                      5.8%
Ira Keeperman                         45,000                      2.5%
Maureen Sirull                          -0-                       --
Patrice Croghan                       45,000                      2.5%

All officers and directors
as a group (3 persons)(2)             90,000                     45.0%
                                      ------                     -----

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

Item 13.   Exhibits and Reports

(a)      Exhibits to this report are as follows:


                                                Location or
Exhibit No.    Description of Document          Incorporation by Reference
-----------    -----------------------          --------------------------

 3.1(a)        Articles of Incorporation        Exhibit 3.1(a) to the Company's
                                                Form 10-SB filed with the
                                                Commission on 11/15/99.

 3.1(b)        Amendments to Articles of        Exhibit 3.1(b) to the Company's
               Incorporation                    Form 10-SB filed with the
                                                Commission on 11/15/99.

 3.2           By-laws                          Exhiit 3.2 to the Company's
                                                Form 10-SB filed with the
                                                Commission on 11/15/99.

10.1           Agreement dated October 18,
               2000 Between the Company and
               Interallied Group of
               Rochester LLC for the
               surrender of joint venture
               interest in Interallied Group
               of Rochester LLC

21             Subsidiaries of the registrant.  Not applicable



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


 /s/ Patrice Croghan           Secretary/Treasurer                     April 16, 2001
---------------------------
Patrice Croghan


 /s/ Maureen Sirull            Vice President                          April 16, 2001
---------------------------
Maureen Sirull

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Interallied Group, Inc.


We have audited the accompanying consolidated balance sheet of Interallied Group, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Interallied Group, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, as of December 31, 2000, the Company has a working capital and stockholders' deficiency and is not engaged in any active business operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Richard A. Eisner & Company, LLP
New York, New York
March 26, 2001

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
December 31, 2000

ASSETS
Current assets:
   Cash                                                                                                         $       1,260
                                                                                                                =============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                                                                             $      19,774
   Accrued expenses                                                                                                    20,471
   Notes and advances payable to stockholders, including accrued interest of $11,294 (Note E)                         117,246
                                                                                                                -------------

        Total current liabilities                                                                                     157,491
                                                                                                                -------------

Stockholders' deficiency:
   Preferred stock; $.001 par value; 5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value; 20,000,000 shares authorized;
      1,815,537 shares issued and outstanding                                                                          18,155
   Additional paid-in capital                                                                                       1,310,180
   Stock subscription receivable                                                                                      (11,643)
   Deficit                                                                                                         (1,472,923)
                                                                                                                -------------

                                                                                                                     (156,231)

                                                                                                                $       1,260
                                                                                                                =============



See notes to financial statements                                            F-2

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

                                                                                                          Year Ended
                                                                                                         December 31,
                                                                                                -----------------------------
                                                                                                     2000            1999
                                                                                                -------------   -------------

General, administrative and other operating expenses                                            $     125,361   $     225,110
Amortization and, in 2000, $ 143,402 write-off of intangible and fixed assets                         210,118          66,717
                                                                                                -------------   -------------

Loss before other income (expense)                                                                   (335,479)       (291,827)
                                                                                                -------------   -------------

Other income (expense):
   Gain on sale of subsidiary                                                                          68,051         176,880
   Interest income                                                                                        966           4,183
   Interest expense                                                                                    (5,882)         (5,275)
                                                                                                -------------   -------------

                                                                                                       63,135         175,788
                                                                                                -------------   -------------

Net loss                                                                                        $    (272,344)  $    (116,039)
                                                                                                =============   =============

Net loss per share - basic and diluted                                                              $(.15)          $(.07)
                                                                                                    =====           =====

Weighted average shares outstanding                                                               1,815,537        1,568,430
                                                                                                  =========        =========


See notes to financial statements                                            F-3

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity (Deficiency)


                                                                                                                  Total
                                            Common Stock         Additional                       Stock        Stockholders'
                                      ------------------------    Paid-in                      Subscription       Equity/
                                        Shares       Amount       Capital        Deficit        Receivable      (Deficiency)
                                      -----------  -----------  ------------   ------------    ------------    ------------

Balance at January 1, 1999              1,161,297  $    11,613  $  1,035,874   $  (1,084,540)  $    (10,341)   $    (47,394)
Stock issued for acquisition
   of subsidiary                          500,000        5,000       245,000                                        250,000
Accrued interest                                                                                       (650)           (650)
Issuance of common stock in
   connection with repayment
   of loans and accrued interest          154,240        1,542        29,306                                         30,848
Net loss for the period                                                             (116,039)                      (116,039)
                                      -----------  -----------  ------------   -------------   ------------    ------------

Balance at December 31, 1999            1,815,537       18,155     1,310,180      (1,200,579)       (10,991)        116,765
Accrued interest                                                                                       (652)           (652)
Net loss for the period                                                             (272,344)                      (272,344)
                                      -----------  -----------  ------------   -------------   ------------    ------------

Balance at December 31, 2000            1,815,537  $    18,155  $  1,310,180   $  (1,472,923)  $    (11,643)   $   (156,231)
                                      ===========  ===========  ============   =============   ============    ============


See notes to financial statements                                            F-4

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

                                                                                                           Year Ended
                                                                                                          December 31,
                                                                                                  -----------------------------
                                                                                                       2000           1999
                                                                                                  ------------    -------------

Cash flows from operating activities:
   Net loss                                                                                       $   (272,343)   $   (116,039)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                     73,064          70,894
      Write-off of impaired intangibles and fixed assets                                               143,402
      Gain on sale of subsidiary                                                                       (68,051)       (176,880)
      Changes in:
        Other receivables                                                                                  348          29,864
        Accounts payable and accrued expenses                                                           16,135         (10,258)
                                                                                                  ------------    -------------

           Net cash used in operating activities                                                      (107,446)       (202,419)
                                                                                                  ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                                                             (2,214)
   Proceeds from sale of subsidiary                                                                     84,031         145,469
   Net cash acquired in connection with acquisition of subsidiary                                                       14,559
                                                                                                  ------------    ------------

           Net cash provided by investing activities                                                    84,031         157,814
                                                                                                  ------------    ------------

Cash flows from financing activities:
   Advances from stockholders                                                                           22,606          38,393
                                                                                                  ------------    ------------

           Net cash provided by financing activities                                                    22,606          38,393
                                                                                                  ------------    ------------

Net decrease in cash                                                                                      (809)         (6,212)
Cash, beginning of period                                                                                2,069           8,281
                                                                                                  ------------    ------------

Cash, end of period                                                                               $      1,260    $      2,069
                                                                                                  ============    ============


Supplemental disclosures of noncash activities:
   Issuance of stock for acquisition of subsidiary                                                                $    250,000
   Issuance of stock in repayment of stockholder loans                                                            $     30,848
   Note received in connection with sale of subsidiary                                                            $     61,449


See notes to financial statements                                            F-5

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE A - THE COMPANY AND BASIS OF PREPARATION

Interallied Group, Inc. (the "Company"), is a holding company which owned a 51% interest in a franchised restaurant which was sold in January 1999, (see Note
C). The Company also held a 25% interest in a second franchised restaurant which was disposed of in September 2000 (see Note D). In March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company, the plans for which were abandoned during 2000 (see Note G). Accordingly, as of December 31, 2000, the Company has no active business operations. Management is seeking to have the Company acquired in a reverse acquisition or, failing that, to attempt to raise capital to acquire another business.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses and as of December 31, 2000, the Company had a working capital deficiency of $155,231 and a stockholders' deficiency of $153,630. The Company's continuation as a going concern is dependent on its ability to obtain additional capital from stockholders or others to pay its liabilities and ultimately to either be acquired in a reverse acquisition or acquire another business. However, no assurance can be given as to whether the Company will be able to achieve these objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]    Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Dining Experience, Inc. from the date of its acquisition in March 1999. Significant intercompany transactions have been eliminated in consolidation. Through September 2000 when its investment was disposed of, the Company had a 25% interest in Interallied Restaurant Group of Rochester, LLC which was accounted for under the equity method (see Note D).

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

[4]    Reclassifications:

       Certain reclassifications have been made to the 1999 financial statements in order to conform to the current year presentation.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE C - SALE OF SUBSIDIARY

During January 1999, effective as of December 27, 1998, the Company sold at a gain of $176,880 its 51% interest in Interallied of Buffalo to one of the minority stockholders. Interallied of Buffalo operated a "Damons the Place for Ribs", restaurant in the Buffalo, New York area under a franchise agreement. The sales price was $161,449 of which $100,000 was paid in cash on January 15, 1999, and $61,449 was paid by an 8% note due in 16 monthly installments of $4,062. In addition, the sales agreement provided for additional consideration not to exceed $68,051 due over the next five years through 2003 based upon the profits of Interallied of Buffalo. The balance of the note was repaid and additional consideration of $68,051 was received during 2000.


NOTE D - INVESTMENT IN AFFILIATE

In 1997, the Company invested $82,500 for a 25% interest in Interallied of Rochester, LLC ("Rochester") which was formed in 1997 to build and operate under a franchise agreement a "Damons the Place for Ribs" restaurant. The restaurant commenced operations in December 1997. The Company accounted for its investment under the equity method and reflected losses since the date of its acquisition. Cumulative losses incurred through 1998 exceeded the Company's investment. The Company's share of Rochester's losses in excess of its investment in Rochester, have not been reflected in the accompanying financial statements as the Company had not guaranteed obligations of Rochester and was not otherwise committed to provide financial support to Rochester. In September 2000, the Company surrendered its ownership in Rochester in return for release from any obligations or liabilities which may have otherwise been asserted.


NOTE E - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

On June 30, 1995, the Company issued a promissory note in connection with a $88,000 loan from a stockholder. Such note bore interest at 5.75% per annum. The balance of the note and accrued interest totaled $105,848 at November 20, 1998, at which time a substantial portion of the note was repaid through the issuance of common stock valued at $75,000. In August 1999, the holder of the note agreed to accept 154,240 shares of common stock in payment of the balance of the note and the accrued interest (see Note I).

Upon the acquisition of Dining Experience (see Note G), the Company assumed liabilities of $50,000 to stockholders of the Company, bearing interest at 6.5%. An additional $25,000 was received from stockholders of the Company, also bearing interest at 6.5%. Upon maturity the noteholders agreed to continue holding the notes on a demand basis. The balance of the notes and accrued interest at December 31, 2000 totaled $84,034. Interest expense related to these notes totaled $5,247 and $3,787 during the years ended December 31, 2000 and 1999, respectively.

During the year ended December 31, 2000, the Company received advances from stockholders totaling $22,606 which bore interest at 6.5%. Such amounts are due on demand. The balance of the advances and accrued interest at December 31, 2000 totaled $33,212. Interest expense on advances from stockholders totaled $625 and $1,488 during the years ended December 31, 2000 and 1999, respectively.


NOTE F - INCOME TAXES

Income taxes consist of taxes currently due plus deferred taxes related to net operating loss carryforwards and to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities represent the future tax return consequences of these carryforwards and temporary differences.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE F - INCOME TAXES (CONTINUED)

A reconciliation of the income tax benefit computed at the federal statutory tax rate to the income tax benefit reflected in the financial statements is as follows:

                                                                                Year Ended
                                                                               December 31,
                                                                            -----------------
                                                                             2000       1999
                                                                            ------     ------

        Federal tax benefit at statutory income tax rate                       (34)%      (34)%
        (Increases) reductions resulting from:
           State and local income tax benefit, net of federal effect            (6)        (6)
           Increase in valuation allowance                                      40         40
                                                                            ------     ------

        Income tax benefit reflected in financial statements                     0%         0%
                                                                            ======     ======

The net deferred tax asset is comprised of the following:

                                                                             December 31,
                                                                                 2000
                                                                             ------------

        Net operating loss carryforward                                        $ 504,000
        Valuation allowance                                                     (504,000)
                                                                               ---------

        Net deferred tax asset                                                 $       0
                                                                               =========

As of December 31, 2000, the Company had a net operating loss carryforward of approximately $1,260,000, which expires from 2011 through 2020. The Company has provided a valuation allowance offsetting the deferred tax asset since management could not determine that it was more likely than not that the deferred tax asset would be realized in the future. The valuation allowance increased by $145,000 and $46,000 for the years ended December 31, 2000 and 1999, respectively. The Company's ability to utilize its NOL carryforward for federal income tax purposes in the future may be limited by the provisions of
Section 382 of the Internal Revenue Code regarding certain changes in ownership.


NOTE G - ACQUISITION OF SUBSIDIARY

During March 1999, the Company acquired all of the outstanding stock of Dining Experience, Inc. in return for the issuance of 500,000 shares of the Company's common stock valued at $250,000. Dining Experience, Inc., which was formed in December 1998, had developed a marketing concept for its products which involve sales through a network of independent participants in a multi-level marketing program. The transaction had been accounted for as the acquisition of assets, the principal asset being an intangible valued at $266,865 which was being amortized on a straight-line basis over thirty-six months. Amortization for the year ended December 31, 2000 and 1999 totaled $66,716 and $66,717, respectively. The Company has been unsuccessful in implementing its multi-level marketing program and during 2000 abandoned the concept before having initiated any operations. Accordingly, during the fourth quarter of 2000, the Company wrote-off the $133,432 book value of the unamortized intangible and the $9,970 book value of related fixed assets, consisting principally of a computer and website costs.

As of December 31, 2000, sponsorship fees received from potential participants in the marketing concept amounting to $12,670 are included in accounts payable in the accompanying consolidated balance sheet.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Notes to Financial Statements
December 31, 2000


NOTE H - LEASE - RELATED PARTY

During January 1999, the Company entered into a month-to-month operating lease for office space at a monthly rental of $850 from a company owned by the wife of a party who became a significant stockholder of the Company during March 1999. As of December 31, 2000, $10,925 payable to such company is included in accrued expenses in the accompanying consolidated balance sheet.

Rent expense, including amounts under a lease which expired on May 1, 2000, amended to $15,000 and $14,700 in 2000 and 1999, respectively.


NOTE I - PRIOR PERIOD ADJUSTMENT

During August 1999, the holder of a note agreed to accept payment of the outstanding balance of the note and accrued interest in the form of common stock of the Company. The Company estimated the number of shares to be issued as 61,696. Upon issuance in 2000, the number of shares issued was 154,240. Such difference in amount is solely the result of a calculation error. Correction of such error has been reflected in the 1999 statement of stockholders' equity and resulted in an increase in common stock of $925 and a decrease in additional paid-in capital of $925 as well as an increase of 92,544 in outstanding common shares.