Form 10QSB
period 2001-03-31
INTERALLIED GROUP INC /NV/
filed 2001-05-18
CIK 1098960

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

  X           Quarterly Report under Section 13 or 15 (d) of the Securities
----          Exchange Act of 1934 for the


         For the quarterly period ended March 31, 2001.

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
----     Exchange Act of 1934


         For the transition period from      to
                                        ----    ----

         Commission File Number 001-15489
                                ---------


                            Interallied Group, Inc.
       (Exact Name of Small business Issuer as specified in its Charter)

          Nevada                                     14-1775226
         -------                                     ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
Incorporation or organization)

                              1 Jacqueline Street
                                   Suite 102
                          New Windsor, New York 12553
                          ---------------------------
                    (Address of Principal Executive Offices)


                                 (914) 534-4909
                                 --------------
                          (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
             ----     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 1, 2001 Registrant had outstanding 1,815,537 shares of Common Stock, $.01 per value.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

PART I            Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheet (Unaudited)
March 31, 2001



ASSETS
Current assets:
   Cash                                                  $     1,366
                                                         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable                                      $    20,084
   Accrued expenses                                           24,425
   Notes and advances payable,
     including accrued interest of $13,197                   119,249
                                                         -----------

        Total current liabilities                            163,758
                                                         -----------

Commitment

Stockholders' deficiency:
   Preferred stock; $.001 par value;
      5,000,000 shares authorized;
      no shares issued
   Common stock; $.01 par value;
      20,000,000 shares authorized;
      1,815,537 shares issued
      and outstanding                                         18,155
   Additional paid-in capital                              1,310,180
   Stock subscription receivable                             (11,806)
   Accumulated deficit                                    (1,478,927)
                                                         -----------

                                                            (162,392)
                                                         ------------

                                                         $     1,366
                                                         ===========



See notes to financial statements                                           F-2

INTERALLIED GROUP, INC. AND SUBSIDIARIES


           Condensed Consolidated Statements of Operations (Unaudited)


                                                                Three months ended
                                                                     March 31,
                                                            ---------------------------
                                                                   2001            2000
                                                            -----------     -----------
General, administrative and other operating expenses        $     4,202     $    66,518
Amortization of intangible asset                                                 22,238
                                                            -----------     -----------

Loss before other income (expense) and minority Interest         (4,202)        (88,756)
                                                            -----------     -----------

Other income (expense):
   Gain on sale of subsidiary                                                    68,051
   Interest income                                                  163             292
   Interest expense                                              (1,959)         (1,865)
                                                            -----------     -----------

                                                                 (1,796)         66,478
                                                            -----------     -----------

Net income (loss)                                           $    (5,998)    $   (22,278)
                                                            ===========     ===========

Net income (loss) per share - basic and diluted             $      (.00)    $      (.01)
                                                            ===========     ===========

Weighted average shares outstanding                           1,815,537       1,722,993
                                                            ===========     ===========




See notes to financial statements                                           F-3

INTERALLIED GROUP, INC. AND SUBSIDIARIES


Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                     Three months ended
                                                                            March 31,
                                                                     ---------------------
                                                                         2001         2000
                                                                     --------     --------
Cash flows from operating activities:
   Net income (loss)                                                 $ (5,998)    $(22,278)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                 23,900
      Gain on sale of subsidiary                                                   (68,051)
      Changes in:
        Other receivables                                                (163)         (52)
        Accounts payable and accrued expenses                           6,167        5,878
                                                                     --------     --------

           Net cash provided by (used in) operating activities              6      (60,603)
                                                                     --------     --------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                                 79,996
   Net cash acquired in connection with acquisition of subsidiary                 --------

           Net cash provided by investing activities                                79,996
                                                                                  --------

Cash flows from financing activities:
   Advances from stockholders                                             100
                                                                     --------

           Net cash provided by financing activities                      100
                                                                     --------

Net increase (decrease) in cash                                           106       19,393
Cash, beginning of period                                               1,260        2,069
                                                                     --------     --------

Cash, end of period                                                  $  1,366     $ 21,462
                                                                     ========     ========


INTERALLIED GROUP, INC. AND SUBSIDIARIES



                                NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), is a holding company which owned a 51% interest in a franchised restaurant which was sold in January 1999. The Company also held a 25% interest in a second franchised restaurant which was disposed of in September 2000. In March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company, the plans for which were abandoned during 2000. Accordingly, as of December 31, 2000, the Company has no active business operations. Management is seeking to have the Company acquired in a reverse acquisition or, failing that, to attempt to raise capital to acquire another business.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses and as of March 31, 2001, the Company had a working capital and stockholders' deficiency of $162,392. The Company's continuation as a going concern is dependent on its ability to obtain additional capital from stockholders or others to pay its liabilities and ultimately to either be acquired in a reverse acquisition or acquire another business. However, no assurance can be given as to whether the Company will be able to achieve these objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 2000, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


               NOTE B - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

Upon the acquisition of Dining Experience (see Note G), the Company assumed liabilities of $50,000 to stockholders of the Company, bearing interest at 6.5%. An additional $25,000 was received from stockholders of the Company, also bearing interest at 6.5%. Upon maturity the noteholders agreed to continue holding the notes on a demand basis. The balance of the notes and accrued interest at March 31, 2001 totaled $85,399. Interest expense related to these notes totaled $1,365 during the three months ended March 31, 2001.

During the year ended December 31, 2000, the Company received advances from stockholders totaling $22,606 which bore interest at 6.5%. An additional $100 was advanced during the three months ended March 31, 2001. Such amounts are due on demand. The balance of the advances and accrued interest at March 31, 2001 totaled $33,850. Interest expense on advances from stockholders totaled $538 during the three months ended March 31, 2001.


Item 2- Management's Discussion and Analysis or Plan of Operation:

Plan of Operation

         At present, the Company does not have any operations. During the year 2001, the Company will continue to explore other possibilities, including the potential sale of the Company.

INTERALLIED GROUP, INC. AND SUBSIDIARIES

Comparison of the 1st Quarter 2001 to the 1st Quarter 2000

         The Company has had no operations, therefore, a quarterly comparison of financial information for 2001 and 2000 may not be useful to an understanding of the Company's current financial condition.

Item                        1st Quarter    1st Quarter
                               2001           2000         Change Amount
----                        ----------   -----------     -------------
Revenues                     $      0       $      0         $     --

Selling, General and
Administrative Expenses      $  4,202       $ 66,518        ($62,316)

Net Income (Loss)            ($ 5,998)      ($22,278)       $ 16,280

Cash, Accounts Receivable
And Prepaid Expenses         $  1,366       $ 21,462        ($20,096)



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

PART II

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18th, 2001                  Interallied Group, Inc.
                                       (Registrant)


                                       By:     /s/ Ira Keeperman
                                          -----------------------------------
                                          Ira Keeperman,
                                          President, Chief Executive Officer