Form 10QSB
period 2001-06-30
INTERALLIED GROUP INC /NV/
filed 2001-07-27
CIK 1098960

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

  X      Quarterly Report under Section 13 or 15 (d) of the Securities Exchange
----     Act of 1934 for the

         For the quarterly period ended June 30, 2001.

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities
----     Exchange Act of 1934

         For the transition period from ____ to ____


         Commission File Number 001-15489
                                ---------


                             Interallied Group, Inc.
        (Exact Name of Small business Issuer as specified in its Charter)

                   Nevada                                14-1775226
                  -------                                ----------
         (State or other jurisdiction          (IRS Employer Identification No.)
          Incorporation or organization)

                               1 Jacqueline Street
                                    Suite 102
                           New Windsor, New York 12553
                         -- ---------------------------
                    (Address of Principal Executive Offices)

                                 (854) 534-4909
                           (Issuer's Telephone Number,
                              Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X    No
             ----    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, Registrant had outstanding 1,815,537 shares of Common Stock, $ .001 per value.

INTERALLIED GROUP, INC. AND SUBSIDIARIES


PART I            Financial Information

Item 1.  Financial Statements

                Condensed Consolidated Balance Sheet (Unaudited)
                                  June 30, 2001

ASSETS
Current assets:
Cash                                                                            $     1,416
                                                                                ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable                                                              $    17,884
  Accrued expenses                                                                   25,275
  Notes and advances payable, including accrued interest of $14,789                 123,996
                                                                                -----------

Total current liabilities                                                           167,155
                                                                                -----------

Commitment

Stockholders' deficiency:
 Preferred stock; $.001 par value; 5,000,000 shares authorized;
  no shares issued
 Common stock; $.01 par value; 20,000,000 shares authorized;
  1,815,537 shares issued and outstanding                                            18,155
 Additional paid-in capital                                                       1,310,180
 Stock subscription receivable                                                      (11,969)
 Accumulated deficit                                                             (1,482,105)
                                                                                -----------

                                                                                   (165,739)
                                                                                -----------

                                                                                $     1,416
                                                                                ===========


See notes to financial statements                                           F-2

INTERALLIED GROUP, INC. AND SUBSIDIARIES

           Condensed Consolidated Statements of Operations (Unaudited)



                                                                  Six months ended                Three months ended
                                                                      June 30,                         June 30,
                                                            -----------------------------      ------------------------------
                                                               2001               2000             2001             2000
                                                            -----------       -----------       -----------       -----------
General, administrative and other operating expenses        $     5,957       $   105,420       $     1,755       $    38,902
Amortization of intangible asset                                                   44,477                              22,239
                                                            -----------       -----------       -----------       -----------

Loss before other income (expense)                               (5,957)         (149,897)           (1,755)          (61,141)
                                                            -----------       -----------       -----------       -----------

Other income (expense):
Gain on sale of subsidiary                                                         68,051
Interest income                                                     326               357               163                65
Interest expense                                                 (3,551)           (3,435)           (1,592)           (1,570)
                                                            -----------       -----------       -----------       -----------

                                                                 (3,225)           64,973            (1,429)           (1,505)
                                                            -----------       -----------       -----------       -----------

Net income (loss)                                           $    (9,182)      $   (84,924)      $    (3,184)      $   (62,646)
                                                            ===========       ===========       ===========       ===========

Net income (loss) per share - basic and diluted             $      (.01)      $      (.05)      $      (.00)      $      (.04)
                                                            ===========       ===========       ===========       ===========

Weighted average shares outstanding                           1,815,537         1,722,993         1,815,537         1,722,993
                                                            ===========       ===========       ===========       ===========


See notes to financial statements                                           F-3

INTERALLIED GROUP, INC. AND SUBSIDIARIES

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                            Six months ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                       2001                     2000
                                                                                    ---------                ---------
Cash flows from operating activities:
   Net income (loss)                                                                $  (9,182)               $ (84,924)
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                                                             47,801
      Gain on sale of subsidiary                                                                               (68,051)
      Changes in:
        Other receivables                                                                (326)
        Accounts payable and accrued expenses                                           6,409                    3,146
                                                                                    ---------                ---------

           Net cash provided by (used in) operating activities                         (3,099)                (102,028)
                                                                                    ---------                ---------

Cash flows from investing activities:
   Proceeds from sale of subsidiary                                                                             84,031
                                                                                                             ---------

           Net cash provided by investing activities                                                            84,031
                                                                                                             ---------

Cash flows from financing activities:
   Advances from stockholders                                                           3,255                   17,885
                                                                                    ---------                ---------

           Net cash provided by financing activities                                    3,255                   17,885
                                                                                    ---------                ---------

Net increase (decrease) in cash                                                           156                     (112)
Cash, beginning of period                                                               1,260                    2,069
                                                                                    ---------                ---------

Cash, end of period                                                                 $   1,416                $   1,957
                                                                                    =========                =========




See notes to financial statements                                           F-4

INTERALLIED GROUP, INC. AND SUBSIDIARIES



CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)  June 30, 2001
NOTE A - GENERAL

Interallied Group, Inc. (the "Company"), is a holding company which owned a 51% interest in a franchised restaurant which was sold in January 1999. The Company also held a 25% interest in a second franchised restaurant which was disposed of in September 2000. In March 1999, the Company acquired Dining Experience, Inc., a development stage marketing company, the plans for which were abandoned during 2000. Accordingly, currently, and as of December 31, 2000, the Company has no active business operations. Management is seeking to have the Company acquired in a reverse acquisition or, failing that, to attempt to raise capital to acquire another business.

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses and as of June 30, 2001, the Company had a working capital and stockholders' deficiency of $165,739. The Company's continuation as a going concern is dependent on its ability to obtain additional capital from stockholders or others to pay its liabilities and ultimately to either be acquired in a reverse acquisition or acquire another business. However, no assurance can be given as to whether the Company will be able to achieve these objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 2000, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - NOTES AND ADVANCES PAYABLE - STOCKHOLDERS

Upon the acquisition of Dining Experience (see Note G), the Company assumed liabilities of $50,000 to stockholders of the Company, bearing interest at 6.5%. An additional $25,000 was received from stockholders of the Company, also bearing interest at 6.5%. Upon maturity the noteholders agreed to continue holding the notes on a demand basis. The balance of the notes and accrued interest at June 30, 2001 totaled $86,787. Interest expense related to these notes totaled $2,753 during the six months ended June 30, 2001.

During the year ended December 31, 2000, the Company received advances from stockholders totaling $22,606 which bore interest at 6.5%. An additional $3,255 was advanced during the six months ended June 30, 2001. Such amounts are due on demand. The balance of the advances and accrued interest at June 30, 2001 totaled $37,209. Interest expense on advances from stockholders totaled $742 during the six months ended June 30, 2001.



Item 2- Management's Discussion and Analysis or Plan of Operation:

Plan of Operation

         At present, the Company does not have any operations, however, it is considering a potential reverse acquisition as described under the heading "Possible Future Plans" below.

INTERALLIED GROUP, INC. AND SUBSIDIARIES



Comparison of the 2nd Quarter 2001 to the 2nd Quarter 2000

         The Company has had no operations, therefore, a quarterly comparison of financial information for 2001 and 2000 may not be useful to an understanding of the Company's current financial condition. The Company presently has no office, employees, and negligible overhead.



Item                                2nd Quarter 2001      2nd  Quarter 2000         Change Amount
----                                ----------------      -----------------         -------------
Revenues                            $      0                 $       0                $     --

Selling, General and
Administrative Expenses             $  1,755                 $  38,902                ($ 37,147)

Net Income (Loss)                  ($  3,184)               ($  62,646)                $ 59,462

Cash, Accounts Receivable
And Prepaid Expenses                $  1,416                 $   1,957                 ($   541)



Liquidity

         The Company has not been able to pay its obligations in the normal course of business and the Company's financial statements included herein are subject to a going concern condition. The Company may not receive additional capital to continue its existence even though its overhead is negligible.

         The Company has historically experienced negative cash flow from operations, and has covered cash flow short falls through advances made by certain shareholders and sales of common stock.


Possible Future Plans

         The Company is presently exploring other strategic options, including possible acquisition transactions. The Company is currently in negotiations regarding a reverse acquisition, however, there can be no assurance such a transaction will be completed or any other such transactions will occur.

INTERALLIED GROUP, INC. AND SUBSIDIARIES





PART II

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2001                  Interallied Group, Inc.
                                      (Registrant)


                                      By:     /s/ Ira Keeperman
                                      -----------------------------------
                                      Ira Keeperman,
                                      President, Chief Executive Officer