Form 10QSB
period 2001-09-30
INTERALLIED GROUP INC /NV/
filed 2001-11-14
CIK 1098960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(mark one)
[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2001.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission File Number              000-28131
                           --------------------------

                             INTERALLIED GROUP, INC.
        (Exact Name of Small business Issuer as specified in its Charter)

                       Nevada                        14-1775226
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

                            101 North Chestnut Street
                       Winston-Salem, North Carolina 27101
                                 (336) 725-2222
                    (Address of principal executive offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, registrant had outstanding 9,724,971 shares of Common Stock, $.01 par value.

                    INTERALLIED GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED).............................    2

           Consolidated Balance Sheet as of September 30, 2001..........    3

           Consolidated Statement of Operations for the three months
           and nine months ended September 30, 2001 and the period
           from August 3, 1998 (date of inception) to
           September 30, 2001...........................................    4

           Consolidated Statement of Stockholders' Equity (Deficit).....    5

           Consolidated Statement of Cash Flows for the nine months
           ended September 30, 2001, and the period from August 3,
           1998 (date of inception) to September 30, 2001...............    6

           Notes to Unaudited Consolidated Financial Statements.........    7

ITEM 2.    PLAN OF OPERATIONS...........................................   16

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS....................   27

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   27

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................   29

                     INTERALLIED GROUP INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                For The Quarterly Period Ended September 30, 2001


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

The following financial statements are furnished:

     1.  Consolidated Balance Sheet as of September 30, 2001.

     2. Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and the period from August 3, 1998(date of inception) to September 30, 2001.

     3.  Consolidated Statement of Stockholders' Equity (Deficit).

     4. Consolidated Statement of Cash Flow for the nine months ended September 30, 2001, and the period from August 3, 1998 (date of inception) to September 30, 2001.

     5.  Notes to Unaudited Consolidated Financial Statements.

                    INTERALLIED GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 1,266,800
     Prepaid expenses                                                                         295,735
                                                                                          -----------

Total current assets                                                                        1,562,535

Equipment deposits                                                                             50,000
Furniture and equipment, net                                                                  166,347
                                                                                          -----------

                                                                                          $ 1,778,882
                                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                     $   994,017
     Accrued expenses                                                                         326,086
     Notes payable                                                                            230,013
     Current portion of capital lease obligation                                               35,357
                                                                                          -----------

Total current liabilities                                                                   1,585,473

Long-term portion of capital lease obligation                                                  29,849
Convertible long-term debt                                                                  2,000,000
                                                                                          -----------

Total liabilities                                                                           3,615,322
Commitments and contingencies                                                                    --

Stockholders' equity (deficit):
     Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued             --
     Common stock; $.01 par value; 20,000,000 shares
          authorized; 9,724,971 shares issued and outstanding                                  97,250
     Capital in Excess of stated value                                                      4,821,580
     Deficit accumulated during the development stage                                      (6,755,270)
                                                                                          -----------

Total stockholders deficit                                                                 (1,836,440)
                                                                                          -----------

                                                                                          $ 1,778,882
                                                                                          ===========

The accompanying notes are an integral part of these statements.

                    INTERALLIED GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                           Period from
                                                                                          August 3, 1998
                                                      Three Months       Nine Months       (inception)
                                                          Ended             Ended            through
                                                      September 30,     September 30,     September 30,
                                                           2001             2001               2001

Operating expenses
       License fees                                    $      --         $      --         $   112,500
       Research and development                            396,045           850,832         2,433,158
       General and administrative                        1,582,262         2,608,993         3,583,039
                                                       -----------       -----------       -----------

Loss from operations                                     1,978,307         3,459,825         6,128,697

Interest (expense) income                                  (48,507)          (65,737)         (147,165)
                                                       -----------       -----------       -----------

Net loss                                                 2,026,814         3,525,562         6,275,862
Accreted redemption value on Series A and B
    redeemable convertible preferred stock                 136,974           479,408           479,408
                                                       -----------       -----------       -----------

Net loss allocable to common shareholders              $ 2,163,788       $ 4,004,970       $ 6,755,370
                                                       ===========       ===========       ===========

Net loss per share-basic and diluted                   $     (0.39)      $     (1.20)

Number of shares used in the computation of basic
    and diluted loss per share -                         5,170,765         2,948,902

The accompanying notes are an integral part of these statements.

                    INTERALLIED GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

            Consolidated Statement of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                       Deficit
                                           Redeemable Convertible                       Capital in   Accumulated
                                              Preferred Stock                            Excess of     During the
                                                Series A & B           Common Stock       Stated     Development
                                            Shares       Amount      Shares    Amount     Value         Stage          Total
                                          ----------  -----------  ---------  --------  -----------  ------------   ------------

Balance December 31, 2000                    750,000  $   750,000  2,011,285  $  2,011  $   124,976  $ (2,750,300)  $ (1,873,313)

Conversion of exchangeable demand
    promissory note                          738,179    2,827,225       --        --           --            --        2,827,225
Issuance of Series B redeemable
    convertible preferred stock, net of
    issuance costs                           196,240      751,600       --        --        (13,754)         --          737,846
Accreted redemption value on Series A
    and B redeemable convertible
    preferred stock                             --        479,408       --        --           --        (479,408)          --
Exercise of common stock options                                       7,500         7           68          --               75
Common stock forfeitures                        --           --      (20,031)      (20)          20          --             --
Excess of fair value of stock options
    issued over the option exercise
    price                                       --           --         --        --        359,968          --          359,968
Costs incurred in connection with the
    recapitalization                                                                       (362,679)                    (362,679)
Stock exchange and recapitalization       (1,684,419)  (4,808,233) 7,726,217    95,252    4,712,981          --             --
Net loss                                        --           --         --        --           --      (3,525,562)    (3,525,562)
                                          ----------  -----------  ---------  --------  -----------  ------------   ------------

Balance September 30, 2001                      --    $      --    9,724,971  $ 97,250  $ 4,821,580  $ (6,755,270)  $ (1,836,440)
                                          ==========  ===========  =========  ========  ===========  ============   ============

The accompanying notes are an integral part of these statements.

                    INTERALLIED GROUP, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Period from
                                                                                      August 3, 1998
                                                                      Nine Months       (inception)
                                                                         ended            through
                                                                     September 30,     September 30,
                                                                         2001               2001
Operating activities
Net loss                                                             $(3,525,562)      $(6,275,862)
Adjustments to reconcile net loss to net cash used in operating activities:
    Noncash license fee                                                     --             112,500
    Depreciation and amortization                                         44,418            84,955
    Noncash excess of fair value of stock options issued to
      employees and consultants over the option exercise price           359,968           359,968
    Other noncash charges                                                   --              22,517

Changes in operating assets and liabilities:
    Prepaid expenses and other assets                                     (9,748)          (43,670)
    Equipment deposits                                                     4,642           (50,000)
    Accounts payable and accrued expenses                              1,032,514         1,433,453
                                                                     -----------       -----------

Net cash used in operating activities                                 (2,093,768)       (4,356,139)

Investing activities
Purchases of furniture and equipment                                     (26,571)         (151,953)
                                                                     -----------       -----------

Net cash used in investing activities                                    (26,571)         (151,953)

Financing activities
Payments on notes payable                                                (22,052)          (22,052)
Proceeds from issuance of long-term debt                               2,000,000         4,800,000
Payments on capital lease obligation                                     (13,257)          (34,143)
Proceeds from exercise of stock options                                       75            16,076
Proceeds from the issuance of common stock                                  --               6,395
Costs incurred in connection with the recapitalization                  (362,679)         (362,679)
Net proceeds from issuance of Series A and Series B redeemable
    convertible preferred stock                                          737,846         1,371,295
                                                                     -----------       -----------

Net cash provided by financing activities                              2,339,933         5,774,892
                                                                     -----------       -----------

Net increase in cash and cash equivalents                                219,594         1,266,800
Cash and cash equivalents at beginning of period                       1,047,206              --
                                                                     -----------       -----------

Cash and cash equivalents at end of period                           $ 1,266,800       $ 1,266,800
                                                                     ===========       ===========

The accompanying notes are an integral part of these statements.

1.  Business and Basis of Presentation

On August 24, 2001, pursuant to a Stock Exchange Agreement dated as of August 1, 2001, Interallied Group, Inc., a Nevada corporation ("ILRG"), issued 7,905,414 shares of its common stock in exchange for all the issued and outstanding shares of capital stock of Pilot Therapeutics, Inc., a North Carolina corporation ("Pilot"), in a recapitalization transaction accounted for as a reverse acquisition. Prior to August 24, 2001, ILRG was a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated for accounting purposes as an issuance of stock by Pilot for the net monetary assets of ILRG, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of ILRG and not a business combination, a valuation was not performed and no goodwill was recorded, as all assets and liabilities are stated at their historical costs. In connection with the transaction all redeemable convertible preferred stock of Pilot was converted into common stock.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the applicable Securities and Exchange Commission ("SEC") regulations for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they may not include all of the information and footnotes required by accounting principals generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The condensed consolidated balance sheet at September 30, 2001 has been derived from the unaudited consolidated financial statements at that date. Operating results for the three month and nine month periods ended September 30, 2001 have been derived from the historical operations of Pilot, and are not necessarily indicative of the results that may be expected for the year ended December 31, 2001, or any other interim period.

Comparative results of operations for the three and nine month periods ended September 30, 2000, are not practicable because ILRG was engaged in restaurant operations during the second quarter of 2000, which were subsequently discontinued, and Pilot's current operations are the discovery and development of therapeutic products for the pharmaceutical and medical food markets. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading. Given that Pilot is in the development stage, the financial statements include the results of operations and cash flows of Pilot from August 3, 1998, its date of inception.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2000 and the information included in Form 8-K filed on August 28, 2001 with the SEC.

2.  Business

Pilot is a development stage biopharmaceutical company that is developing therapeutic products for the treatment of chronic human diseases, including asthma, rheumatoid arthritis, allergic rhinitis (hay fever), coronary heart disease, cystic acne and cancer. ILRG holds all of the outstanding capital stock of Pilot.

Since inception on August 3, 1998, Pilot has been in the development stage and its activities have principally consisted of obtaining financing, recruiting personnel, and conducting research and development. Pilot is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Revenues to date have not resulted from Pilot's planned principal operations. Pilot's ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its technology and, ultimately, to fund its operations from revenues.

3.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ILRG and its wholly owned subsidiaries, including Pilot (collectively, the "Company"). All inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years. The range of useful lives of property and equipment is from five to ten years. Assets capitalized under capital leases are amortized over the shorter of the remaining term of the lease or the estimated useful life of the asset.

Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses at September 30, 2001.

Research and Development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development.

Patent Costs

Patent costs are expensed due to the uncertainties involved in realizing value in the future from specific patents.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a federal tax asset will not be realized, a valuation allowance is recorded.

License Fees

Upon execution and continuation of license agreements, license initiation and maintenance fees are evaluated as to whether the underlying licensed compound or drug candidate has alternative uses, and if none, have been recorded as an expense. License milestones criteria are continuously evaluated. When criterion achievement is probable, the Company records expense at fair value, or will capitalize the fair value if marketing approval is obtained for the licensed compound or if the compound has an alternative future use.

Stock Based Compensation

The Company accounts for non-cash stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. ("APB") 25, "Accounting for Stock Issued to Employees," which states that no compensation expense is recognized for stock options or other stock based awards that are granted to employees with an exercise price equal to or above the estimated fair value of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair market value of the Company's common stock at the grant date, the difference between the fair market value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 1998, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 133 (Statement 133), "Accounting for Derivative Investments and Hedging Activities." SFAS 133 established a new model for accounting for derivatives and hedging activities and supercedes several existing standards. Statement 133, as amended by Statements 137 and Statement 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of Statement 133 on January 1, 2001 did not have an impact on the Company's financial statements.

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). These Statements change the accounting for business combinations, goodwill, and related intangible assets. As the Company has not had any acquisitions of other businesses since inception, these pronouncements will not impact the Company's financial statements.

4.  Loss per Share

The Company has excluded all outstanding stock options from the calculation of diluted loss per common share because they are anti-dilutive for all periods presented. The weighted average number of shares outstanding at September 30, 2001 takes into account the stock exchange described in Note 1, however the proforma weighted average number of shares outstanding assuming the stock exchange was effective at January 1, 2001 would have been 9,724,971 for the year and quarter to date. The proforma loss per share for basic and diluted is $0.22 and $0.41 for the quarter and year to date, respectively.

5. Convertible Long-term Debt and Notes Payable

On June 22, 2001, Pilot entered into an Investment and Royalty Agreement and a Loan Agreement with PharmaBio Development, Inc. ("PharmaBio") and a Commercialization Agreement with Innovex LP ("Innovex"). See Note 10 for discussion of the terms of the Investment and Royalty, Loan and Commercialization Agreements. Innovex and PharmaBio are commonly controlled by Quintiles Transnational Corporation.

Under the Loan Agreement Pilot has a $6,000,000 line of credit (the "Loan"). The Loan is available to Pilot for general working capital purposes in the following three increments:

         (i) $2,000,000 upon the execution of the Loan Agreement, which occurred June 22, 2001;

         (ii) $2,000,000 upon approval by the parties' Joint Marketing Committee of a minimum sales forecast for the product that is the subject of the Commercialization Agreement, which occurred on October 19, 2001; and

         (iii) conditional on the sales forecast described above and consummation by ILRG of a defined equity sale, an additional $2,000,000 will be available.

As of October 23, 2001, Pilot has received $4,000,000 of the Loan. The Loan accrues interest at the greater of 10% or prime plus 2.5%. Interest on the Loan is payable quarterly and the principal will be due in a lump sum payment at the end of the 36-month term. The Loan has a commitment fee in the amount of 1% of each increment outlined above that becomes available to Pilot, which is paid on the first anniversary of the date on which the increment becomes available.

PharmaBio may at any time elect to convert the Loan, including the quarterly interest payments and the commitment fee, into shares of ILRG's common stock based on a "conversion price" as defined in the Loan Agreement, which ranges from $3.83 to $5.00 per share. Additionally, on or before the maturity date PharmaBio may purchase additional shares of ILRG's common stock at the conversion price up to an amount equal to the difference between the total credit availability under the Loan and the amounts outstanding under the Loan.

In September 2001, the Company financed its insurance premiums totaling $252,065 over a term of 9 months. The notes are payable at $28,795 per month with interest at approximately 7%.

6. Leases

The Company leases certain lab equipment under capital lease obligations. The leases are payable in monthly installments of $2,946 and have terms up to 4 years at effective interest rates of 16.5%. The leases are collateralized by all the leased property and a certificate of deposit equal to 55% of the value of the leased equipment at inception, or $50,000 at September 30, 2001. The cost and accumulated depreciation of the items under capital lease were $103,515 and $48,386, respectively, at September 30, 2001.

Additionally, the Company leases office properties under operating leases with remaining terms of between 3 and 4 years.

7. Income Taxes

A provision (benefit) for federal and state income taxes has not been recorded as the Company has incurred net operating losses since inception. At September 30, 2001, the Company had cumulative federal and state net operating loss carryforwards of approximately $3,700,000 and $1,300,000, respectively, available to offset future taxable income. U.S. tax rules impose limitations on the use of net operating losses and credits following certain cumulative changes in ownership. When such a change occurs, the limitation will reduce the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

At September 30, 2001, the net deferred tax asset consisted of the tax effect of net operating loss carryforwards and license fees that are not yet deductible for tax purposes. The Company has provided a full valuation allowance on the net deferred tax asset because of the uncertainty regarding its realization.

8. Stockholders' Equity

On October 2, 2001, the shareholders of ILRG approved a proposal to reincorporate ILRG under the laws of Delaware by merger into Pilot Therapeutics Holdings, Inc. ("Pilot Holdings"), a Delaware corporation and wholly owned subsidiary of ILRG (the "Reincorporation"). The Reincorporation is expected to become effective during the fourth quarter of 2001.

As a result of the Reincorporation, Pilot will become a wholly owned subsidiary of Pilot Therapeutics Holdings. However, the Reincorporation: will not result in any change in the business, assets or liabilities of the Company; will not cause the corporate headquarters or other facilities to be moved; and will not result in any relocation of management or other employees. Certificates for ILRG's shares will automatically represent an equal number of shares in Pilot Holdings upon completion of the Reincorporation.

Stock Option Plans
Pilot adopted a stock option plan in 1998 ("1998 Plan"), which was assumed by the Company on August 24, 2001, upon consummation of the stock exchange described in Note 1. ILRG adopted a 2001 Stock Incentive Plan ("2001 Plan") on August 24, 2001. Under the 2001 Plan, options to purchase up to 1,200,000 shares of common stock may be granted to employees, directors, independent contractors, consultants and advisors. Awards may be made to participants in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock grants or stock-based awards. For the nine months ended September 30, 2001, 308,630 options to purchase ILRG common stock were issued to employees and outside consultants at exercise prices ranging from $0.01 to $5.00 per share. During the nine months ended September 30, 2001, 7,500 options to purchase common stock were exercised for consideration of $75.00. The vesting period of the options is generally three years. In connection with the grant of stock options, the Company recorded $359,968 in expense for the nine months ended September 30, 2001.

9. License and Research Agreements

Wake Forest University
In December 1998, Pilot entered into a license agreement with Wake Forest University ("Wake Forest") whereby it licensed certain products and patented processes from Wake Forest in exchange for common stock. Pilot is required to pay Wake Forest license fees and milestone payments based upon the achievement of certain product development events related to each licensed product, as defined in the agreement. In addition, Pilot is obligated to pay royalties, ranging from 3% to 5%, to Wake Forest based on net sales of products related to the licenses obtained, with a minimum royalty of $30,000 beginning in the year ended December 31, 2001. Pilot has the option to issue warrants to Wake Forest, in an amount determined by the terms of the agreement, to purchase common stock with an exercise price of $1.00 per share in lieu of the cash payment of the minimum royalty.

Pilot also entered into a research agreement with Wake Forest whereby Wake Forest will perform sponsored research. Beginning in July 1999, the agreement requires Pilot to request that Wake Forest perform sufficient research that Pilot shall pay Wake Forest a minimum of $50,000 per year through the year ending December 31, 2002.

In connection with a research agreement with Wake Forest, Pilot entered into a sponsored research sub-agreement in March 2001. The term of this sub-agreement is from March 2001 to October 2001, with a final report due no later than November 7, 2001. In exchange for research assistance, Pilot will pay fees to Wake Forest in the aggregate of $170,356 over the specified term of the agreement. Certain research milestones, the initiation of the project and the presentation of the final report trigger cash payments to be made by Pilot. The Company has expensed $148,363 of the aggregate cost of the research project at September 30, 2001.

Cayman Chemical Company
In November 1998, Pilot entered into a research and development agreement with Cayman Chemical Company ("Cayman Chemical"), whereby, Pilot agreed to perform preclinical research on certain compounds of Cayman Chemical at no cost. In exchange for performance of these preclinical services, Pilot is to receive 50% of all royalties, fees, other payments and consideration received by Cayman Chemical from commercialization of such compounds.

Johns Hopkins University
In April 1999, Pilot entered into an exclusive licensing agreement with Johns Hopkins University ("Johns Hopkins") for the rights to certain patented or patent pending compounds. The licensing agreement provides for Pilot to reimburse Johns Hopkins for the costs of maintaining the patent rights, pay a processing fee of $5,000, and an annual maintenance fee beginning in 2001 of $2,500.

Pilot is required to pay royalties of 1.5% of net sales, with minimum payments once cumulative net sales reach a certain level. There are also milestone payments based upon the achievement of certain product development events, as defined in the agreement. In the event the license is sold there are payments due on the amount of the sale, ranging from 5% to 10%, as well as 5% of any additional amounts that may be received from any sublicense. The license agreement terminates concurrently with the expiration of the patents.

10. Quintiles Transnational Corporation Agreements

On June 22, 2001, Pilot entered into an Investment and Royalty Agreement and a Loan Agreement with PharmaBio Development, Inc. ("PharmaBio") and a Commercialization Agreement with Innovex LP ("Innovex"). Innovex and PharmaBio are commonly controlled by Quintiles Transnational Corporation.

Under the Commercialization Agreement, Innovex will provide sales force services and certain marketing services on a fee-for-service basis to Pilot in connection with the development and promotion of certain proprietary technology specified in the Commercialization Agreement. Beginning on the date the sales force is launched, and continuing for five years, Innovex will supply a sales force. The minimum annual commitment of Pilot under the Commercialization Agreement is approximately $8,400,000. The Commercialization Agreement is non-cancelable by Pilot or Innovex during the five-year term, except for a material breach by or bankruptcy of either party, termination of the Investment and Royalty Agreement or if commercialization of the proprietary technology is no longer being pursued.

Under the Investment and Royalty agreement, PharmaBio will fund 50% of the estimated $55,000,000 total commercialization cost under the Innovex Commercialization Agreement, during the five-year term following launch, provided that, without the approval of PharmaBio, such obligation will not exceed (i) $6,000,000 for any single year, or (ii) $30,000,000 in the aggregate. The funding will be structured so that 10% of the total estimated commitment amount will be paid upon launch of the Innovex sales force and the remaining amount will be paid in equal quarterly payments during the five-year term. Further, in exchange for PharmaBio's funding commitments, Pilot shall pay PharmaBio royalties on sales of a specified product covered by the Commercialization Agreement of 10% in years one through six and 5% in year seven, such rates subject to adjustment as set forth in the Investment and Royalty Agreement to provide PharmaBio a minimum rate of return.

11. Supplemental Cash Flow Information

                                                                                                 Period from
                                                                                    Nine        August 3, 1998
                                                                                    Months       (inception)
                                                                                    ended          through
                                                                                September 30,   September 30,
                                                                                     2001           2001
                                                                               --------------   -------------
Furniture and equipment obtained with capital leases                              $     --        $  103,515
                                                                                  ==========      ==========
Exchange of demand promissory note principle and interest for
   convertible demand promissory note                                             $     --        $  263,875
                                                                                  ==========      ==========
Exchange of convertible demand promissory notes for Series B
   redeemable convertible demand promissory note                                  $2,713,875      $2,713,875
                                                                                  ==========      ==========
Accrued interest on convertible demand promissory notes exchanged for
   Series B redeemable convertible preferred stock                                $  113,350      $  113,350
                                                                                  ==========      ==========
Costs associated with issuance of Series B redeemable convertible                 $   13,754      $   13,754
   preferred stock                                                                ==========      ==========

                                       14

12. Subsequent Events

On October 3, 2001, Pilot and Bristol-Myers Squibb ("BMS") signed an agreement granting Pilot a worldwide exclusive license to develop and market a BMS patented class of oral retinoids. Pilot will pay license fees and royalties based upon certain milestones and net sales of products containing the patented compound, respectively.

On October 10, 2001, Pilot terminated an agreement with an investment banking firm that it had engaged in connection with the transaction described in Note 1 pursuant to which the Company is required to pay $78,000 in fees and issue 300,000 shares of unregistered common stock to the investment banking firm by December 31, 2001.

On October 23, 2001, Pilot received the second $2,000,000 available under the PharmaBio Loan described in Note 5.

ITEM 2.  PLAN OF OPERATION

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The terms "expect," "anticipate," "believe," "intend," "estimate," "plan," and "project" and similar words or expressions are intended to identify forward-looking statements. The forward-looking statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Our business is subject to many risks and uncertainties, including our ability to commercialize or license our products successfully and to promote physician and patient acceptance of our products, our need to obtain substantial additional capital to fund our operations and the progress of development, and the uncertain regulatory environment (and the resulting requirements and restrictions regarding pre-marketing approval and label and promotional claims), surrounding our lead product. These and other risks and uncertainties, many of which are described in more detail in this section of our Quarterly Report on Form 10-QSB under "Risk Factors," could cause actual results and experience to differ materially from those expressed or implied by any of these forward-looking statements.

OVERVIEW

The following discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes of Interallied Group, Inc. ("ILRG") and its wholly owned subsidiaries, Pilot Therapeutics, Inc. ("Pilot") and Pilot Therapeutics Holdings, Inc. ("Pilot Holdings" and, together with ILRG and Pilot, the "Company," "us" or "we").

We are a development stage biopharmaceutical company that is developing therapeutic products for the treatment of chronic human diseases, including asthma, rheumatoid arthritis, allergic rhinitis (hay fever), coronary heart disease, cystic acne and cancer. We identify and acquire bioactive lipid therapeutics through discovery and in-licensing, and then seek to greatly enhance their value through clinical development.

Our products are created from the proprietary Functional Liponomics(TM) discovery platform. The Functional Liponomics(TM) discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. Collectively, our products are the subject of 17 issued and 26 pending U.S. and foreign patents that we own or that we license from the Johns Hopkins University School of Medicine or the Wake Forest University School of Medicine. In addition, we have formed numerous strategic alliances. Our strategic partners include Quintiles Transnational Corporation, Associated British Foods and NC State University.

Our initial products are medical foods designed for the dietary management of human diseases, with our first scheduled product launch aimed at the asthma market. In 1988, the FDA defined a medical food as a food administered internally under the supervision of a physician and intended for the specific dietary management of a disease for which distinctive nutritional requirements are established. We have pioneered development and marketing strategies utilizing outstanding science clinical validation (e.g., clinical trials in FDA approved centers and ethical promotion) to create beneficial non-prescription medical foods for major diseases. Specifically, we expect to launch our medical foods after completion of Phase 1 and 2 clinical trials for safety and efficacy, to sell our medical foods in pharmacies within major drug, food and mass merchandiser store chains and to market these products initially utilizing direct to consumer promotion and an ethical promotion sales force that educates physicians, pharmacists and managed care groups. Additionally, we intend to seek internationally-recognized thought leaders in specific disease areas to support these products.

We believe that our business model and products sit at the focal point of several converging trends. The Lewin Group, an affiliate of Quintiles Transnational Corpoaration, estimates that as much as 60% of the United States population has or currently uses complementary natural products. We believe that polyunsaturated fatty acids will emerge as the leading group of functional additives.

Industry data indicates that approximately 17 million Americans have asthma, with the prevalence of the disease expected to double by the year 2020. We believe that our initial lead product (AIROZIN(TM)) is the first nutritional medical food for the dietary management of asthma and the only medical food clinically validated to block the production of leukotrienes through dietary means. AIROZIN(TM) is a proprietary, clinically optimized formulation of dietary fatty acids that provides anti-inflammatory action by inhibiting leukotriene production. AIROZIN(TM) has been formulated into a creamy citrus tasting liquid emulsion that can be mixed with juice or yogurt and taken as a single daily dose. AIROZIN(TM) has successfully completed proof of principle, Phase I and Phase IIA safety and efficacy trials in adults. We currently expect to launch AIROZIN(TM) in the second quarter of 2002 supported by our commercialization alliance with Quintiles Transnational Corporation. We are currently sponsoring a Phase II clinical trial for efficacy at the General Clinical Research Center at Wake Forest University Medical Center in which AIROZIN(TM) is being administered to asthmatic subjects. Results are expected by December 2001. Additionally, with our market research indicating a significant portion of AIROZIN's(TM) target market as pediatric, we intend to initiate a pediatric Dosing and Phase I clinical safety trial, in the fourth quarter of 2001.

PLAN OF OPERATION

Comparative results of operations to the three and nine month periods ended September 30, 2000 are not practicable because the Company was engaged in restaurant operations during the second quarter of 2000, which were subsequently discontinued, and the Company's current operations are the discovery and development of therapeutic products for the pharmaceutical and medical food markets. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

On August 24, 2001, pursuant to a Stock Exchange Agreement dated as of August 1, 2001, ILRG issued 7,905,414 shares of its common stock in exchange for all the issued and outstanding shares of capital stock of Pilot in a recapitalization transaction accounted for as a reverse acquisition. Prior to August 24, 2001, ILRG was a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated for accounting purposes as an issuance of stock by Pilot for the net monetary assets of ILRG, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of ILRG and not a business combination, a valuation was not performed and no goodwill was recorded as all assets and liabilities are stated at their historical costs.

As a result of the recapitalization transaction, Pilot became a wholly owned subsidiary of ILRG. On October 2, 2001, the shareholders of ILRG approved a proposal to reincorporate ILRG under the laws of Delaware by merger into Pilot Therapeutics Holdings, Inc. (the "Reincorporation"). The Reincorporation is expected to become effective during the fourth quarter of 2001.

As a result of the Reincorporation, Pilot will become a wholly owned subsidiary of Pilot Therapeutics Holdings, Inc. However, the Reincorporation will not result in any change in the business, assets or liabilities of the Company; will not cause the corporate headquarters or other facilities to be moved; and will not result in any relocation of management or other employees. Certificates for ILRG's shares will automatically represent an equal number of shares in Pilot Therapeutics Holdings, Inc. upon completion of the Reincorporation.

Research and Development

Research and development expenses were $396,045 and $850,832 for the three and nine months ended September 30, 2001, respectively.

Since inception we have developed products that are created from our proprietary Functional Liponomics(TM) discovery platform. The Functional Liponomics(TM) discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. Collectively, we have products that are the subject of 17 issued and 26 pending U.S. and foreign patents. We expect that, over the next twelve months, we will continue the: (i) development our product for asthma, AIROZIN(TM), that we currently expect to launch in the second quarter of 2002; (ii) to complete clinical trials (phase I/IIA) to define the optimum dose of our coronary heart disease product, PLT 732 and our rheumatoid arthritis product, PLT 1288 and
(iii) development of our lead pharmaceutical product for cystic acne, PLT 99511.

General and Administrative

General and Administrative expenses were $1,582,262 and $2,608,993 for the three and nine months ended September 30, 2001, respectively. We expect to continue to incur significant general and administrative as well as selling and marketing costs, including the hiring of additional personnel, over the next twelve months as we begin to market and sell our product for asthma, AIROZIN, which we expect to be launch in the second quarter 2002.

Liquidity and Capital Resources

At September 30, 2001, we had cash and cash equivalents totaling $1,266,800, an increase of $219,594 compared to December 31, 2000. Funds are kept in money market investments at accredited financial institutions. Management notes that significantly greater resources will be required in order to bring our first product to the market.

Net cash used in operating activities for the nine months ended September 30, 2001 was $2,093,768. This was primarily the result of the net loss for the period of $3,525,562, offset by non-cash charges of $404,386. The non-cash charges include compensation charges for common shares and stock options of $359,968 and depreciation of property and equipment of $44,418.

Net cash used in investing activities for the nine months ended September 30, 2001 was $26,571. This is the result of property and equipment purchases.

We expect to incur additional losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges associated with the purchase of technology, product launches and other necessary expenditures. We intend to invest significantly in our products prior to entering into possible collaborative arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect the amount of losses will fluctuate significantly from quarter to quarter as a result of increases in our research and development expenses, the execution of clinical trials, the execution or termination of collaborative arrangements, or the initiation, success or failure of clinical trials.

We have financed our operations since inception primarily through various private placements of preferred stock, all of which has been converted into common stock. Cash on hand on September 30, 2001 was $1,266,800, which, together with the second $2,000,000 available to us under our Loan Agreement with PharmaBio that we received on October 23, 2001, we currently expect to be sufficient to meet our needs through December 2001. Additionally, in September 2001, we financed our insurance premiums for the next year, totaling $252,065, over a term of 9 months. These notes are payable $28,795 per month with interest at approximately 7%.

Under the Loan Agreement, PharmaBio may at any time elect to convert the Loan, including the quarterly interest payments and the commitment fee, into shares of our common stock based on a "conversion price" as defined in the Loan Agreement. The conversion price is $3.83 per share unless we raise capital of $10,000,000 or more by December 31, 2001, in which case the conversion price is (i) $5.00 per share for the first $3,000,000 that becomes available to us and (ii) 70% of the price per share in that equity raise. Additionally, PharmaBio may purchase additional shares of our common stock at the conversion price up to an amount equal to the difference between the total credit availability under the Loan and the amounts outstanding under the Loan.

We are currently seeking to raise the additional equity financing, up to $15,000,000, required to fund the: (i) completion of the development and marketing of the launch of our product for asthma, AIROZIN(TM), (ii) clinical trials (phase I/IIA) defining the optimum dose of our coronary heart disease product, PLT 732 and our rheumatoid arthritis product, PLT 1288 and (iii) development of our lead pharmaceutical product for cystic acne, PLT 99511. The allocation of limited resources is an ongoing issue for us as we move from the development to the expected market launch of our product for asthma, AIROZIN(TM).

If we raise additional funds by issuing equity securities, substantial dilution to our existing stockholders may result. There can be no assurance we will be successful in raising the necessary additional financing on acceptable terms, or at all.

Our future liquidity and capital requirements will depend on many factors, including scientific progress in research and development programs, the size and complexity of our programs, the scope and results of preclinical studies and clinical trials, our ability to establish and retain corporate partnerships and collaborative arrangements, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of establishing our manufacturing capabilities, commercialization activities and arrangements, the cost of manufacturing preclinical and clinical material and other factors not within our control. There can be no assurance that the additional financing necessary to meet our short and long-term capital requirements will be available on acceptable terms or at all.

Insufficient funds in the future may require us to delay, scale back or eliminate some or all of our research or development programs, to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We believe that we will continue to incur substantial operating losses in the near term. We have focused on attempting to obtain the necessary capital to maintain our operations and are continuing to seek financing. We believe that our current cash and cash equivalents will be sufficient to meet our capital needs only through December 2001.

RISK FACTORS

The following risks and uncertainties could cause our actual results and experience to differ materially from the results expressed or implied by the forward-looking statements set forth above under "Plan of Operation" or elsewhere in this Quarterly Report on Form 10-QSB.

Since Pilot's inception in 1998, it has had operating losses and does not currently have any products at-market or other activities generating revenues.

The Company's accumulated deficit as of September 30, 2001 was $6,755,000, and the Company anticipates that its operating and capital expenditures will increase significantly into 2002 and in future years primarily due to its commitment to: (i) complete clinical development, manufacture and market its lead medical food product, AIROZIN(TM); (ii) complete preclinical development, file an Investigative New Drug (IND) application, and initiate Phase I trials for PLT 732 and PLT 1288, medical foods designed for coronary heart disease and rheumatoid arthritis, respectively; (iii) identify and develop additional pipeline medical food and pharmaceutical products; and (iv) support the marketing, sales, and distribution of pipeline, medical food and pharmaceutical products, including without limitation hiring additional personnel and expanding office and laboratory space.

The Food and Drug Administration may object to the Company's desired language on the labels of its dietary supplements and medical foods.

Regulations of the Food and Drug Administration (FDA) prescribe permissible that may, and required claims that must, be made on the labels of dietary supplements and medical foods. In the case of AIROZIN(TM) or one or more of the Company's other dietary supplements or medical food products, the FDA may not accept the Company's desired label language and may require the Company to support its label claims with additional data or to revise the label. Furthermore, FDA regulations pertaining to label claims for dietary supplements or medical foods may change, or the FDA may take the position that the Company's dietary supplements or medical foods should instead be classified as "non-medical foods," "drugs" or any newly created category. As a consequence of any of these events, the Company may be required to change its desired label claims which could materially and adversely affect the Company's ability to market and sell its products, or to support them by conducting clinical testing that could take several years, be expensive and yield unpredictable results, any of which could materially and adversely affect the Company's business, results of operations or financial condition.

The current regulatory framework governing medical foods and other dietary supplements could change or additional regulations could arise at any stage during the Company's product development.

The basic regulatory framework governing dietary supplements and medical foods, including AIROZIN(TM), is provided in the Dietary Supplement Health and Education Act of 1994 (DSHEA) and the Orphan Drug Amendments of 1988. Currently, DSHEA and the Orphan Drug Amendments (and associated sections of the Food, Drug and Cosmetic Act and FDA medical food regulations) generally prohibit the FDA from regulating the active ingredients in dietary supplements or medical foods as "drugs" unless product claims are made or promotional activities are conducted that would trigger classification as a drug. Accordingly, the development time of dietary supplements and medical foods is shorter than that required for pharmaceuticals, and the Company is seeking to leverage the reduced development time for its natural products to reduce development costs and generate earlier revenues than generally expected for "drugs." If the current regulations governing these products were to change or compliance with such regulations were to become more expensive or time-consuming, potential profit margins for the Company's natural products would be materially reduced and the Company may opt to alter its development or marketing strategy or to abandon development or product launch, any of which may materially and adversely affect the Company's business, results of operations or financial condition.

The Company's long-term success may depend on the acquisition, development and commercialization of new products, and the results of its research and development efforts for new products are unpredictable.

The Company's long-term viability and growth will depend on the successful acquisition, development and commercialization of new products from research activities and collaborations. The successful development and commercialization of new products is uncertain and dependent on numerous factors, many of which are beyond the Company's control. If the Company is unable to commercialize its pipeline products or to discover or acquire and commercialize new products, the Company's business, operating results and financial condition would be materially and adversely affected.

The Company could experience difficulty in managing growth.

The Company currently has limited resources with which to manage rapid growth. The Company's ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls and to expand its work force. There can be no assurance that the Company will be able to expand and adapt its infrastructure to manage growth on a timely basis, at a commercially reasonable cost, or at all. If the Company's management is unable to utilize and expand its operational, management, and financial systems and controls to manage growth effectively, the Company's business, operating results, and financial condition could be materially and adversely affected.

The Company is dependent on key management and qualified scientific personnel.

The Company is highly dependent on the efforts of its management. The loss of the services of one or more members of management could impede the achievement of the Company's business objectives. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its continuing ability to attract and retain qualified executives and scientific personnel. There is intense competition for qualified personnel for the Company's activities and there can be no assurance that the Company can presently, or will be able to continue to, attract and retain qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. The loss of, or failure to recruit additional, scientific, technical and executive personnel could have a material adverse effect on the business of the Company.

The Company is dependent on Quintiles Transnational Corporation and its other strategic partners.

The Company seeks to leverage its strategic partnerships to reduce costs, accelerate product development and commercialization and enhance shareholder value. In particular, the Company substantially relies, and for the foreseeable future will substantially rely, on Quintiles Transnational Corporation and its subsidiaries, Innovex L.P. and PharmaBio Development, Inc., to provide top level regulatory, scientific, and commercialization resources and financial resources, respectively. In addition, the Company relies on Cayman Chemical Company (providing bioactive lipid compounds for the treatment of inflammatory and proliferative disorders) and DPT Laboratories (developing a formulation and manufacturing process for AIROZIN(TM)). If any of the Company's strategic partners were to terminate its relationship with the Company or were to fail to provide the expected resources and services successfully and in a timely manner, the Company's business could be materially and adversely affected.

The Company has limited manufacturing capability.

The Company does not own sufficient large-scale manufacturing capacity to manufacture commercial quantities of its lead products or its pipeline products under development, including AIROZIN(TM). Accordingly, the Company is seeking a third party manufacturer to manufacture its products, both for commercial development testing and for commercial sale. The Company has executed a preferred vendor, most favored pricing and collaborative research agreement with Croda Leek to manufacture bulk supplies of dietary oils for AIROZIN(TM) and other nutritional medicines. If the Company's relationships with Croda Leek and other manufacturers cease, or if the Company is unable to secure a third party to manufacture commercial quantities of its products, the Company may need to invest substantial sums to purchase or construct facilities sufficient to meet long-term manufacturing requirements for AIROZIN(TM) and its other products.

The Company's lead product requires fatty acids from seeds of plants that must be grown.

An active fatty acid in the Company's lead product, AIROZIN(TM), gamma linolenic acid, is derived from the seed of borage plants. These seeds must be secured in order to manufacture AIROZIN(TM). While the Company has secured seed to manufacture AIROZIN(TM) for one year, there is no guarantee that a major crop failure would not impact the supply of borage seed or that the Company will be able to secure seeds in future years. If the Company were unable to secure sufficient seeds, the Company's business, results of operations and financial condition could be materially and adversely affected.

The Company cannot be certain that it is free to market its lead and pipeline products without infringing on the rights of others.

The Company, through its exclusive license from Wake Forest University, has obtained an issued U.S. Letters Patent relating to its lead product, AIROZIN(TM), and has in-licensed or developed additional pending and issued U.S. and foreign patents relating to AIROZIN(TM) and its pipeline products. The Company has also obtained opinions of counsel based upon prior art identified through patentability or freedom-to-practice searches applicable to its business or that was cited by patent examiners during patent prosecution. No search, however, is exhaustive or certain to identify all applicable art. There can be no assurance that a third party will not assert a claim to any art that may prevent the Company from having the freedom to market its lead and pipeline products, or that may enable such party to compete effectively with the Company.

The Company relies on patent and trademark protection, trade secrets, know-how, and continuing technological advancement to develop and maintain its competitive position.

The Company has both in-licensed and developed a substantial portfolio of patents and patent applications and has applied to register several trademarks that it believes will be important in distinguishing its business and providing barriers-to-entry for potential competitors. There can be no assurance, however, that the Company will not be precluded from commercialization, or delayed, by the proprietary rights of others, or by competing products or technologies, or that it will not be required to expend substantial resources to preserve or defend its rights, whether because the holders of its licensed patents fail to secure and protect its rights and the Company must assume control of patent prosecution, or otherwise. Furthermore, there can be no assurance that the Company's currently pending patent applications will be issued as patents, that its issued patents will not be challenged or invalidated, or that any patent protection will be sufficiently broad to provide a barrier-to-entry for potential competitors, or that the Company's currently pending trademark applications will be registered as trademarks.

The Company requires that each employee enter into a proprietary information and inventions agreement that contains provisions prohibiting the disclosure of proprietary information to anyone outside the Company and requiring disclosure and assignment of proprietary rights to ideas, developments, discoveries and inventions conceived during employment. There can be no assurance, however, that these agreements will be honored and that the Company will be able to protect its rights to its unpatented trade secrets.

Clinical trials may not generate results that support the safety or efficacy of AIROZIN(TM), the Company's lead product.

Currently, the Company is sponsoring Phase II-like clinical trials for AIROZIN(TM) in adult asthmatics. Market research reveals that children will represent a large proportion of AIROZIN(TM)'s market. Based on previous trial results, the Company expects to sponsor dosing and safety clinical trials in children beginning in third quarter of 2001. These trials may not demonstrate that AIROZIN(TM) is safe or effective in children. As a result, the Company may be forced to delay the launch of AIROZIN(TM) to conduct further development activities and to conduct additional clinical trials, which would materially and adversely affect the Company's business, financial condition and results of operations.

The Company's pharmaceutical products are subject to governmental regulations and approvals, and required preclinical or clinical testing may be unsuccessful or expensive.

The FDA and similar governmental agencies in foreign countries impose substantial requirements on pharmaceutical products, like the Company's acne product, PLT 99511, before permitting late-stage clinical development, manufacture, marketing and sales to the public. Thus, pharmaceutical development is costly and time-consuming, and dependent on a number of factors such as the type, complexity and novelty of the product and the ability to enroll patients in necessary clinical trials. the Company has engaged Quintiles to assist in designing and executing its pharmaceutical development program. There can be no assurance, however, that the Company will not encounter delays in current or future clinical trials, which may result in increased costs, program delays or both. Furthermore, there can be no assurance that the FDA or other governmental agencies will approve all or some uses of the Company's products or will not require that its products undergo additional testing and surveillance programs.

The Company faces substantial competition.

The Company faces competition from a substantial number of companies that market dietary supplement products and potentially from marketers of prescription leukotriene inhibitors or other pharmaceutical products that are marketed for diseases that Pilot intends to address with its medical food products. The Company may not be or remain the only company marketing a medical food for asthmatics and the Company may not be able to compete successfully with any competitor or potential competitor with substantial resources engaged or that may become engaged in the asthma market Even if the Company's products for the treatment of coronary heart disease, allergic rhinitis or severe acne are brought to market, they may not be able to compete successfully with the current gold-standard treatments or with other competitors or potential competitors with substantial resources engaged or that may become engaged in the those markets.

The Company may be required to defend lawsuits or pay damages for product liability claims.

Product liability is a major risk in the testing and marketing of biotechnology, natural and pharmaceutical products. The Company faces substantial product liability exposure in human clinical trials and for products that may or may not receive regulatory approval for commercial sale. The Company currently maintains product liability insurance coverage based on its product portfolio, sales volumes and claims experience to date and intends to continue and expand such coverage as the Company, in consultation with the Company's insurance professionals, deem advisable. The Company has retained and utilizes product liability counsel to assist it in its efforts to reduce liability risk. However, there can be no assurance that the Company's current or future insurance will provide adequate coverage against potential liabilities, either for clinical trials or commercial sales or that its liability counsel will be successful in avoiding or prevailing against product liability claims or damages.

The Company may be required to pay damages for environmental accidents and to incur significant costs for environmental compliance.

The Company's research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive and teteragenic compounds which are subject to federal, state and local laws and regulations governing the in-use, manufacture, storage, handling and disposal. The Company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident or injury, the Company could be held liable for substantial damages. Furthermore, the Company may be required to incur significant costs to comply with environmental laws and regulations in the future.

The Company may not receive third party reimbursement for any future products.

The Company's future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. The Company expects a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation. The form that any health care reform legislation may take, and what actions federal, state, foreign, and private payors may take in response to the proposed reforms, are uncertain. The Company does not currently intend to seek reimbursement for the cost of its products and related treatments from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. As a result, its ability to achieve market acceptance and its results of operations may be adversely affected.

There is a limited trading volume for the Company's common stock, and the Company expects to experience volatility in its common stock price.

ILRG's common stock is listed on the NASD Over-The-Counter Bulletin Board, and is thinly traded. There can be no assurance that an active or liquid trading market in ILRG's common stock will develop or be sustained. Furthermore, the market price of ILRG's common stock is subject to significant fluctuations in response to variations in quarterly operating results, the failure of the Company to achieve operating results consistent with securities analysts' projections of the Company's performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many biotechnology, emerging growth and developmental stage companies. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the nutraceutical/pharmaceutical markets, market conditions in the nutraceutical, pharmaceutical, biotech and other emerging growth sectors, and rumors relating to the Company or its competitors may have a significant impact on the market price of ILRG's common stock.

Shares eligible for future sale or registration could have a possible adverse effect on market price.

Currently, the Company has 20,000,000 shares of common stock authorized with 9,724,971 shares outstanding. 8,345,935 million shares are restricted pursuant to Rule 144 but 1,379,036 are not. Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of the Company's common stock.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 24, 2001, and pursuant to the Stock Exchange Agreement dated August 1, 2001, Interallied Group, Inc., a Nevada corporation, ("ILRG"), issued 7,905,414 shares of its common stock in exchange for all the issued and outstanding shares of capital stock of Pilot Therapeutics, Inc., a North Carolina corporation ("Pilot"), in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). The shares of ILRG's common stock issued in the Recapitalization were issued in reliance on the exemption from registration provided by Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended, based on representations received from the Pilot shareholders with regard to their status as accredited investors and the nature of the arms'-length negotiated transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 2, 2001, the shareholders of the Company, holding in excess of a majority of the issued and outstanding voting stock of the Company and acting by written consent in lieu of a shareholders' meeting, approved (1) a proposal to reincorporate the Company under the laws of Delaware pursuant to an Agreement and Plan of Merger between the Company and Pilot Therapeutics Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of the Company and (2) a proposal to approve the Interallied Group, Inc. 2001 Stock Incentive Plan. The number of shares of the Company's common stock held by the shareholders executing the consent was 5,483,594.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index following the signature page, which is incorporated herein by reference.

         (b)      Reports on Forms 8-K.

                  1. A Current Report on Form 8-K, filed on August 24, 2001 to report, pursuant to Item 1, change in control of the registrant.

                  2. A current Report on Form 8-K/A, filed on August 24, 2001 to report, pursuant to Item 4, change in registrant's certifying accountants




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERALLIED GROUP, INC.
                                       (Registrant)


Dated:  November 14, 2001              By: /s/ Floyd H. Chilton III
                                           -------------------------------------
                                           Floyd H. Chilton III, PhD
                                           President and Chief Executive Officer

Dated:  November 14, 2001              By: /s/ Jim Ford
                                           -------------------------------------
                                           Interim Chief Financial Officer

Exhibits

Exhibit No.                            Description of Exhibit
-----------                            ----------------------

2.1 Stock Exchange Agreement dated August 1, 2001 among Interallied Group, Inc. and the shareholders of Pilot Therapeutics, Inc., incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed August 28, 2001

2.2 Agreement and Plan of Merger dated October 10, 2001 by and between ILRG and Pilot Therapeutics Holdings, Inc. incorporated by reference to Exhibit A of the Company's Definative Information Statement filed October 26, 2001

4.1 Promissory Note of Pilot Therapeutics, Inc. dated June 22, 2001 payable to PharmaBio Development, Inc.

4.2 Loan Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc.

4.3 Security Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc.

10.1          Interallied Group, Inc. Stock Option Plan

10.2          Interallied Group, Inc. 2001 Stock Incentive Plan

10.3 License Agreement dated December 11, 1998 by and between Pilot Therapeutics, Inc. (formerly known as Pilot Biotechnologies, Inc.) and Wake Forest University

10.4 Research Agreement dated December 11, 1998 by and between Pilot Therapeutics, Inc. (formerly known as Pilot Biotechnologies, Inc.) and Wake Forest University School of Medicine

10.5 * Investment and Royalty Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc.

10.6 * Commercialization Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and Innovex LP.

10.7 * License Agreement dated October 3, 2001 by and between Pilot Therapeutics, Inc. Bristol-Myers Squibb Company


* Confidential treatment has been requested with respect to specified portions of this exhibit.