Form 10QSB
period 2002-03-31
PILOT THERAPEUTICS HOLDINGS INC
filed 2002-05-15
CIK 1098960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28131

                        PILOT THERAPEUTICS HOLDINGS, INC.
        (Exact Name of Small business Issuer as specified in its Charter)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 26, 2002, registrant had outstanding 10,595,328 shares of Common Stock, $.001 par value.
================================================================================

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                      INDEX

PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements and Notes to Financial Statements (Unaudited)

           Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ......................2

           Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 and the period from August 3, 1998 (date of inception)
           to March 31, 2002 ...........................................................................3

           Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001, and the period from August 3, 1998 (date of inception)
           to March 31, 2002 ...........................................................................4

           Notes to Consolidated Financial Statements ..................................................5

ITEM 2.    Plan of Operations ..........................................................................8

PART II.   OTHER INFORMATION

ITEM 2.    Changes In Securities And Use Of Proceeds ..................................................10

ITEM 6.    Exhibits And Reports On Form 8-K ...........................................................11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                March 31,            December 31,
                                                                                  2002                   2001
                                                                              -------------         -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $     593,703         $     829,565
     Restricted cash                                                                     --             1,281,500
     Accounts receivable                                                            233,985               244,014
     Inventories                                                                    153,338               153,338
     Prepaid and other current assets                                               156,375               243,188
                                                                              -------------         -------------

Total current assets                                                              1,137,401             2,751,605

Furniture and equipment, net                                                        138,918               155,209
Other                                                                                51,904                51,904
                                                                              -------------         -------------

                                                                              $   1,328,223         $   2,958,718
                                                                              =============         =============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                         $     862,058         $   1,326,647
     Accrued expenses and other current liabilities                                 688,625               721,611
     Current portion of capital lease obligation                                     35,357                35,357
                                                                              -------------         -------------
Total current liabilities                                                         1,586,040             2,083,615

Long-term portion of capital lease obligation                                        16,625                23,573
Convertible debt, net of imputed value of beneficial conversion                   2,900,261             2,778,068
                                                                              -------------         -------------
Total liabilities                                                                 4,502,926             4,885,256

Commitment and contingencies                                                             --                    --

Stockholders' equity (deficit):
     Common stock                                                                    10,567                 9,749
     Capital in excess of stated value                                           10,465,721             8,811,085
     Deferred compensation                                                       (1,039,335)           (1,612,674)
     Common stock subscriptions                                                          --             1,186,005
     Deficit accumulated during development stage                               (12,611,656)          (10,320,703)
                                                                              -------------         -------------

Total stockholders' deficit                                                      (3,174,703)           (1,926,538)
                                                                              -------------         -------------
                                                                              $   1,328,223         $   2,958,718
                                                                              =============         =============

The accompanying notes are an integral part of these statements

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                 Cumulative from
                                                                                                                 August 3, 1998
                                                                                                                 (inception) to
                                                                            Three months ended March 31              March 31,
                                                                             2002                 2001                 2002
                                                                         ------------         ------------       ---------------
Operating expenses:
     License fees                                                        $         --         $         --         $     112,500
     Research and development                                                 479,246              351,588             3,785,956
     General and administrative                                             1,573,157              519,789             7,752,147

                                                                         ------------         ------------         -------------
Loss from operations                                                       (2,052,403)            (871,377)          (11,650,603)

Interest expense                                                             (242,531)             (32,858)             (566,604)
Other income, net                                                               3,981               13,827                84,959
                                                                         ------------         ------------         -------------
Net loss                                                                   (2,290,953)            (890,408)          (12,132,248)

Accreted redemption value on Series A and B
     redeemable convertible preferred stock                                        --             (139,180)             (479,408)
                                                                         ------------         ------------         -------------
Net loss applicable to common stock                                      $ (2,290,953)        $ (1,029,588)        $ (12,611,656)
                                                                         ============         ============         =============

Basic and diluted loss per common share for 2002 and
     pro forma basic and diluted loss per common share for
     2001                                                                       (0.73)               (0.19)

Weighted Average common shares outstanding - basic &
     diluted for 2002 and  pro forma for 2001                               9,725,287            9,244,248

The accompanying notes are an integral part of these statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                 Cumulative from
                                                                                                                 August 3, 1998
                                                                                                                 (inception) to
                                                                            Three months ended March 31              March 31,
                                                                             2002                 2001                 2002
                                                                         ------------         ------------       ---------------
Operating activities
Net loss                                                                 $ (2,290,953)        $   (890,408)        $ (12,132,248)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Noncash license fee                                                                                 --               112,500
    Depreciation and amortization                                              13,543               13,490               112,190
    Loss on disposal of furniture and equipment                                 2,748                   --                 2,748
    Amortization of beneficial conversion                                     122,193                   --               122,193
    Noncash excess of fair value of stock options issued
      to employees and consultants over the option
      exercise price                                                          417,771              175,725             1,835,705
    Other noncash charges                                                          --                   --                22,517
Changes in operating assets and liabilities:
    Accounts receivable                                                        10,029                   --              (233,985)
    Inventories                                                                    --                   --              (153,338)
    Prepaid expenses and other assets                                          86,813                7,676              (156,375)
    Equipment deposits                                                             --                1,507               (51,904)
    Accounts payable and accrued expenses                                    (402,080)             (64,727)            1,568,538
                                                                         ------------         ------------         -------------

Net cash used in operating activities                                      (2,039,936)            (756,737)           (8,951,459)

Investing activities
Purchases of furniture and equipment                                               --                   --              (150,341)
                                                                         ------------         ------------         -------------

Net cash used in investing activities                                              --                   --              (150,341)

Financing activities
Proceeds from issuance of long-term debt                                           --                   --             6,800,000
Payments on capital lease obligation                                           (6,948)              (6,832)              (51,533)
Proceeds from exercise of stock options                                        29,818                   75                55,333
Proceeds from the issuance of common stock                                  1,781,204                   --             1,883,094
Stock Exchange with Interallied Group, Inc.                                        --                   --              (362,686)
Net proceeds from issuance of Series A and Series B
    redeemable convertible preferred stock                                         --              737,846             1,371,295
                                                                         ------------         ------------         -------------

Net cash provided by financing activities                                   1,804,074              731,089             9,695,503
                                                                         ------------         ------------         -------------

Net increase in cash and cash equivalents                                    (235,862)             (25,648)              593,703
Cash and cash equivalents at beginning of period                              829,565            1,047,206                    --
                                                                         ------------         ------------         -------------

Cash and cash equivalents at end of period                               $    593,703         $  1,021,558         $     593,703
                                                                         ============         ============         =============

The accompanying notes are an integral part of these statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Business

Pilot Therapeutics Holdings, Inc. with its wholly-owned subsidiary Pilot Therapeutics, Inc. (collectively, the "Company") is a specialty pharmaceutical company. Through lipid profiling and metabolism, the Company has developed a proprietary, state-of-the-art lipid and genomic profiling research platform, termed Functional Liponomics(TM). Using Functional Liponomics(TM), the Company is developing novel, branded therapeutic pharmaceutical products that are specifically designed to safely and effectively address dysfunctional lipid metabolism in chronic human diseases such as asthma, coronary heart disease, cancer, cystic acne and rheumatoid arthritis.

The accompanying financial statements are unaudited, however, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity or debt financing.

Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company's first product for asthma, Airozin(TM), in the second half of 2002. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $12,611,656 through March 31, 2002.

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

2.       Formation of Company and Basis of Presentation (continued)

The comparative results of operations for the three months ended March 31, 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.'s wholly-owned subsidiary Pilot Therapeutics, Inc. ("Pilot") and not the operations of ILRG, now Pilot Therapeutics Holdings, Inc. ILRG was engaged in restaurant operations until the second quarter of 2000 when such operations were discontinued, and the Company's current operations are the discovery and development of novel branded therapeutic pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading. Given that Pilot is in the development stage, the consolidated financial statements include the historical comparative and cumulative results of operations and cash flows of Pilot from August 3, 1998, its date of inception.

The accompanying financial data as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and cash flows and shareholders' equity (deficit) for the three months ended March 31, 2002 and 2001 have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-KSB for the year ended December 31, 2001.

3.       Income Taxes

No federal or state income tax has been provided for the three months ended March 31, 2002 and 2001 due to the existence of unused net operating loss carryforwards. The Company did not pay any income taxes during the three months ended March 31, 2002 and 2001.

4.       Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all years presented. The pro forma weighted average number of shares outstanding at March 31, 2002 takes into account the stock exchange described in Note 2 and assumes the stock exchange was effective at January 1, 2001, with the shares outstanding at that time. Using the date of the share exchange, the weighted average number of shares outstanding and loss per common share for basic and diluted is 1,819,557 and $0.49 for the three months ended March 31, 2001, respectively.

5.       Stockholders' Equity

Stock Option Plans
At March 31, 2002, a total of 1,229,978 shares were available for future stock option grants under the Company's stock option plans. During the three months ended March 31, 2002, there were stock options granted, exercised and forfeited of 77,000, 38,830 and 171,210 shares, respectively, with a weighted-average exercise price of $6.09, $0.768 and $1.382 per share, respectively. At March 31, 2002, stock options outstanding and exercisable were 1,396,812 and 825,491, respectively.

During the three months ended March 31, 2002, the Company recorded aggregate deferred compensation of $258,700 related to the issuance of stock options, with related amortization of $417,771. The Company reversed $414,268 of deferred compensation and capital in excess of stated value for unamortized deferred compensation related to the forfeiture of nonvested options by terminated individuals.

ITEM 2.  PLAN OF OPERATION

         Certain statements in this section and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The terms "expect," "anticipate," "believe," "intend," "estimate," "plan," and "project" and similar words or expressions are intended to identify forward-looking statements. The forward-looking statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Our business is subject to many risks and uncertainties, including our ability to register, commercialize or license our products successfully and to promote physician and patient acceptance of our products, our need to obtain substantial additional capital to fund our operations and the progress of product development, and the uncertain regulatory environment (and the resulting requirements and restrictions regarding pre-marketing approval and label and promotional claims) surrounding our lead product. These and other risks and uncertainties, many of which are described in more detail in our Annual Report on Form 10-KSB under "Risk Factors," could cause actual results and experience to differ materially from those expressed or implied by any of these forward-looking statements.

OVERVIEW

         Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our financial condition and results of operations from the three months ended March 31, 2002 and March 31, 2001, to the extent such analysis relates to our plan of operation.

         The following discussion, analysis and plan of operation should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Pilot Therapeutics Holdings, Inc. (formerly Interallied Group, Inc. ("ILRG"), and its wholly owned subsidiaries including Pilot Therapeutics, Inc. ("Pilot") (together referred to as the "Company," "us" or "we").

         The comparative results of operations for the three months ended March 31, 2002 and 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.'s wholly-owned subsidiary Pilot Therapeutics, Inc. and not the operations of ILRG. Prior to the recapitalization transaction with Pilot Therapeutics, Inc., ILRG was engaged in restaurant operations until the second quarter of 2000, when such operations were discontinued. Our current operations are the discovery and development of pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

RESULTS OF OPERATIONS

         As a development stage company, our operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, we have not yet generated any revenues from operations.

         Research and Development Expenses

         Since inception, we have been developing products that are created from our proprietary Functional Liponomics(TM) discovery platform. The Functional Liponomics(TM) discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. We expect that over the next 12 months, we will continue: (i) the development of our medical food product for asthma, AIROZIN(TM), that we currently expect to be ready to launch in the second half of 2002; (ii) the preparation and filing of an Investigational New Drug ("IND") application and continuation of clinical trials for our lead botanical drug candidate for coronary heart disease (PLT 732).

         Our research and development expenses in the first quarter of 2002 were $479,000, as compared with $352,000 in the same quarter of the prior year, an increase of 36%. This increase in research and development expenses is primarily attributable to the intensification and completion of clinical trials of pipeline products generated from our Functional Liponomics(TM) discovery platform, as we prepare our lead products for introduction into the marketplace.

         General and Administrative Expenses

         General and administrative expenses have increased from $520,000 in the first quarter of 2001 to $1,573,000 in the first quarter of 2002. In 2002, approximately $418,000 of such expenses relate to the non-cash amortization of deferred compensation. The increase is also largely attributable to the beginning costs associated with the marketing and commercialization of AIROZIN(TM). We expect general and administrative costs to continue to increase as a result of the selling and marketing costs associated with the launch of AIROZIN(TM), including the hiring of additional personnel, over the next 12 months.

         Net Loss

         Due to the increased research and development and general and administrative expenses, and the lack of any revenues to offset expenses, we had a net loss of $2,291,000 in the first quarter of 2002, as compared with a net loss of $890,000 in the first quarter of 2001.

PLAN OF OPERATION

         Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At March 31, 2002, we had cash and cash equivalents totaling $594,000, a decrease of $238,000 compared to December 31, 2001.

         Net cash used in operating activities increased to $2,040,000 for the three months ended March 31, 2002, up from $757,000 for the three months ended March 31, 2001. This increase primarily resulted from the increase in net losses, and was offset by non-cash charges of $566,000, which non-cash charges consisted of amortization of deferred compensation on certain stock options issued to employees and consultants of $418,000, amortization of the beneficial conversion feature of the convertible debt of $122,000 and depreciation of property and equipment of $16,000. At March 31, 2002, we had negative working capital of $758,000 compared with a working capital of $271,000 at December 31, 2001.

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

         Based on the level of operating cash requirements expected for the next 12 months, we will require additional funding to continue our operations beyond July 2002. We are aggressively pursuing possible sources of capital, including possible equity private placements, debt offerings and expanded strategic alliances or partnerships. In January 2002, we closed a private placement of common stock, in which we raised capital totaling $1,781,000, net of placement fees. In addition, in April 2002, we received $256,000 relating to inventory we returned to the supplier that did not meet our quality control specifications and that we do not plan to replace. We are currently seeking to raise approximately $5.5 million to $10 million of additional capital to fund: (i) the development, marketing and launch of AIROZIN(TM), our product for asthma; and
(ii) the preparation and filing of an IND and clinical trials for our lead botanical drug candidate for coronary heart disease (PLT 732). One of our current investors has proposed investing an additional $475,000 in the Company in connection with the financing that we are currently seeking.

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

         As of March 31, 2001, we had 14 full-time employees and expect to increase our total number of employees over the next 12 months to 18, subject to obtaining additional financing.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2002, the Company issued the following securities that were not registered under the Securities Act of 1933:

         - On January 9, 2002, the Company issued 479,500 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $4.00 per share, with aggregate proceeds of $1,781,000, net of placement fees of $137,000.

         - On February 7, 2002, the Company issued 300,000 shares of common stock to a service provider as part of the consideration for investment banking and related services provided to the Company in connection with the share exchange transaction with ILRG. The Company issued these securities pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company's reliance on the
                  Section 4(2) exemption was based on the isolated nature of the transaction and the Company's belief that, as an investment banking firm, such service provider is a sophisticated investor capable of evaluating the merits and risks of such an investment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index following the signature page, which is incorporated herein by reference.

         (b)      Reports on Forms 8-K.

                  The Company filed the following reports on Form 8-K during the quarter ending March 31, 2002:

                  - A current report on Form 8-K/A, filed on January 16, 2002, to report a change in the registrant's certified accountants.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PILOT THERAPEUTICS HOLDINGS, INC.
                                           (Registrant)



Dated:  May 15, 2002                       By: /s/ Floyd H. Chilton III
                                           -----------------------------------
                                           Floyd H. Chilton III, PhD
                                           President and Chief Executive Officer

Dated:  May 15, 2002                       By: /s/ David J. Mills
                                           -----------------------------------
                                           Treasurer and Secretary

EXHIBITS

Exhibit No.                             Description of Exhibit
------------ ------------------------------------------------------------------------------
10.9         Agreement for Supply of Borage and Echium Oil, dated April 2002, between Pilot
             Therapeutics, Inc. and Kings, Inc.
------------ ------------------------------------------------------------------------------