Form 10QSB
period 2002-06-30
PILOT THERAPEUTICS HOLDINGS INC
filed 2002-08-14
CIK 1098960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2002, registrant had outstanding 10,941,997 shares of Common Stock, $.001 par value.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      INDEX

PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements and Notes to Financial Statements (Unaudited)

           Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001                        2

           Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, and the period from August 3, 1998 (date of inception)
           to June 30, 2002                                                                             3

           Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001, and the period from August 3, 1998 (date of inception)
           to June 30, 2002                                                                             4

           Notes to Consolidated Financial Statements                                                   5

ITEM 2.    Plan of Operations                                                                           8

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds                                                   12

ITEM 4.    Submission of Matters to a Vote of Securities Holders                                       12

ITEM 6.    Exhibits and Reports on Form 8-K                                                            13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           Consolidated Balance Sheets

                                                                               June 30,
                                                                                 2002         December 31,
ASSETS                                                                       (Unaudited)          2001
                                                                            --------------- -----------------
Current assets:
     Cash and cash equivalents                                                $   118,299    $    829,565
     Restricted cash                                                              584,007       1,281,500
     Accounts receivable                                                                -         244,014
     Inventories                                                                  153,338         153,338
     Prepaid and other current assets                                             104,083         243,188
                                                                              -----------    ------------

Total current assets                                                              959,727       2,751,605

Furniture and equipment, net                                                      125,375         155,209
Other                                                                              51,904          51,904
                                                                              -----------    ------------

                                                                              $ 1,137,006     $ 2,958,718
                                                                              ===========    ============

LIABILITIES STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                        $  1,086,234    $  1,326,647
     Accrued expenses and other current liabilities                               730,513         721,611
     Current portion of capital lease obligation                                   35,357          35,357
                                                                              -----------    ------------

Total current liabilities                                                       1,852,104       2,083,615

Long-term portion of capital lease obligation                                       9,678          23,573
Convertible debt, net of imputed value of beneficial conversion                 3,022,454       2,778,068
                                                                              -----------    ------------

Total liabilities                                                               4,884,236       4,885,256


Commitment and contingencies                                                            --             --

Stockholders' equity (deficit):
     Common stock                                                                  10,678           9,749
     Capital in excess of stated value                                         10,504,255       8,811,085
     Deferred compensation                                                       (764,858)     (1,612,674)
     Common stock subscriptions                                                   584,007       1,186,005
     Deficit accumulated during development stage                             (14,081,312)    (10,320,703)
                                                                              -----------    ------------

Total stockholders' deficit                                                    (3,747,230)     (1,926,538)
                                                                              -----------    ------------

                                                                              $ 1,137,006    $  2,958,718
                                                                              ===========    ============


The accompanying notes are an integral part of these statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                  Cumulative
                                                                                                                     from
                                                                                                                 August 3, 1998
                                                                                                                 (inception) to
                                                Three months ended June 30         Six months ended June 30         June 30,
                                                   2002            2001             2002             2001             2002
                                               -----------      -----------      -----------      -----------    --------------
Operating expenses:
 Research and development                      $   269,823      $   351,588      $   749,069      $   654,446      $  4,055,779
 General and administrative                        962,168          519,789        2,535,325          827,072         8,826,815
                                               -----------      -----------      -----------      -----------      ------------

Loss from operations                            (1,231,991)        (871,377)      (3,284,394)      (1,481,518)      (12,882,594)

Interest expense                                  (239,639)         (32,858)        (482,170)         (39,076)         (806,243)
Other income, net                                    1,974           13,827            5,955           21,847            86,933
                                               -----------      -----------      -----------      -----------      ------------
Net loss                                        (1,469,656)        (890,408)      (3,760,609)      (1,498,747)      (13,601,904)

Accreted redemption value on Series A
and B redeemable convertible preferred
stock                                                   --         (139,180)              --         (342,434)         (479,408)
                                               -----------      -----------      -----------      -----------      ------------
Net loss  applicable to common stock           $(1,469,656)     $(1,029,588)     $(3,760,609)     $(1,841,181)     $(14,081,312)
                                               ===========      ===========      ===========      ===========      ============

Basic and diluted loss per common share
     for 2002 and pro forma basic and
     diluted loss per common share
     for 2001                                  $     (0.14)     $     (0.09)     $     (0.36)     $     (0.15)
                                               ===========      ===========      ===========      ===========

Weighted Average common shares
     outstanding - basic & diluted for
     2002 and  pro forma for 2001               10,633,853        9,724,971       10,500,988        9,724,971
                                               ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Cumulative
                                                                                                  from
                                                                                             August 3, 1998
                                                                                             (inception) to
                                                             Six months ended June 30          June 30,
                                                                2002            2001             2002
                                                            -----------      -----------     --------------
Operating activities
Net loss                                                    $(3,760,609)     $(1,498,747)     $(13,601,904)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                27,086           23,167           125,733
    Loss on disposal of furniture and equipment                   2,748               --             2,748
    Amortization of beneficial conversion                       244,386               --           244,386
    Noncash excess of fair value of stock options
      issued to employees and consultants over the
      option exercise price                                     692,248          217,096         2,110,182
    Other noncash charges                                            --               --           135,017
Changes in operating assets and liabilities:
    Accounts receivable                                         244,014          (71,075)               --
    Inventories                                                      --               --          (153,338)
    Prepaid expenses and other assets                           139,105               --          (104,083)
    Accounts payable and accrued expenses                      (136,016)         106,162         1,834,602
    Other                                                            --            4,642           (51,904)
                                                            -----------      -----------      ------------

Net cash used in operating activities                        (2,547,038)      (1,218,755)       (9,458,561)

Investing activities
Purchases of furniture and equipment                                 --           (1,624)         (150,341)
                                                            -----------      -----------      ------------

Net cash used in investing activities                                --           (1,624)         (150,341)

Financing activities
Proceeds from issuance of long-term debt                             --        2,000,000         6,800,000
Payments on capital lease obligation                            (13,895)         (14,064)          (58,480)
Proceeds from exercise of stock options                          68,463               75            93,978
Proceeds from the issuance of common stock                    1,781,204               --         1,882,773
Stock Exchange with Interallied Group, Inc.                          --               --          (362,686)
Net proceeds from issuance of Series A and Series B
    redeemable convertible preferred stock                           --          737,846           737,846
                                                            -----------      -----------      ------------

Net cash provided by financing activities                     1,835,772        2,723,857         9,727,201

Net increase in cash and cash equivalents                      (711,266)       1,503,478           118,299
Cash and cash equivalents at beginning of period                829,565        1,047,206                --
                                                            -----------      -----------      ------------

Cash and cash equivalents at end of period                  $   118,299      $ 2,550,684      $    118,299
                                                            ===========      ===========      ============

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

Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company's first product for asthma, Airozin(TM). In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $14,081,312 through June 30, 2002.

2.  Formation of Company and Basis of Presentation

Pilot Therapeutics Holdings, Inc., formerly Interallied Group, Inc. ("ILRG"), is incorporated under the laws of Delaware. On October 2, 2001, the shareholders of ILRG, a Nevada corporation, approved the reincorporation of ILRG under the laws of Delaware pursuant to an Agreement and Plan of Merger between ILRG and Pilot Therapeutics Holdings, Inc. ("Reincorporation"). The Reincorporation became effective November 30, 2001, at which time ILRG's name changed to Pilot Therapeutics Holdings, Inc.

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

The comparative results of operations for the three and six months ended June 30, 2001 include only the historical information of the Company's wholly-owned subsidiary, Pilot Therapeutics, Inc. ("Pilot"), and not the operations of ILRG, now Pilot Therapeutics Holdings, Inc. ILRG was engaged in restaurant operations until the second quarter of 2000 when such operations were discontinued, and the Company's current operations are the discovery and development of novel branded therapeutic pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading. Given that Pilot is in the development stage, the consolidated financial statements include the historical comparative and cumulative results of operations and cash flows of Pilot from August 3, 1998, its date of inception.

The accompanying financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, and cash flows and shareholders' equity (deficit) for the three and six months ended June 30, 2002 and 2001 have been made. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

3.  Income Taxes

No federal or state income tax has been provided for the three and six months ended June 30, 2002 and 2001 due to the existence of unused net operating loss carryforwards. The Company did not pay any income taxes during the three and six months ended June 30, 2002 and 2001.

4.  Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all years presented. The pro forma weighted average number of shares outstanding at June 30, 2001 takes into account the stock exchange described in Note 2 and assumes the stock exchange was effective at January 1, 2001, with the shares outstanding at that time. Using the date of the share exchange, the weighted average number of shares outstanding and loss per common share for basic and diluted is 1,819,557 and 1,819,557 and $0.57 and $1.01 for the three and six months ended June 30, 2001, respectively.

5.  Stockholders' Equity

Stock Option Plans
At June 30, 2002, a total of 1,241,778 shares were available for future stock option grants under the Company's stock option plans. A summary of the Company's stock option plans at June 30, 2002 and changes during the three and six months then ended is presented in the table below:

                                                                  Weighted-
                                                                   Average
                                                                  Exercise
                                                    Shares          Price
                                                   ---------      ---------
        Shares under option:
        Outstanding, beginning of year             1,529,852      $ 0.101
          Granted                                     77,000        6.090
          Exercised                                  (38,830)       0.768
          Forfeited                                 (171,210)       1.382
                                                   ---------
        Outstanding, March 31, 2002                1,396,812        1.460
          Granted                                         --           --
          Exercised                                  (80,600)       0.480
          Forfeited                                  (36,944)       0.433
                                                   ---------
        Outstanding, June 30, 2002                 1,279,268      $ 1.751
                                                   =========
        Exercisable, June 30, 2002                   819,380      $ 0.731
                                                   =========

During the three and six months ended June 30, 2002, the Company recorded aggregate deferred compensation of $0 and $258,700, respectively, related to the issuance of stock options, with related amortization of $274,477 and $417,771, respectively. During the three and six months ended June 30, 2002, the Company reversed $0 and $414,268, respectively, of deferred compensation and capital in excess of stated value for unamortized deferred compensation related to the forfeiture of nonvested options by terminated individuals.

Preferred Stock
On June 20, 2002, the Company approved the amendment of the Company's Certificate of Incorporation to create a new class of preferred stock, $.001 par value per share ("Preferred Stock"), consisting of 20,000,000 shares of "blank check" Preferred Stock. The Preferred Stock would have such preferences, voting rights, dividend or interest rates, conversion prices, redemption prices, maturity dates, qualifications and other special or relative rights or privileges as the Board of Directors, subject to certain limitations, may determine. Shares of Preferred Stock could be issued publicly or privately, in one or more series and each series of Preferred Stock could rank senior to the Common Stock of the Company with regard to dividends and liquidation rights.

Private Placement of Common Stock
In July 2002, the Company issued 216,669 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $3.00 per share, for aggregate gross and net proceeds of $650,000. The Chairman of the Board of Directors, through an affiliate and current shareholder, purchased 83,000 of such shares.

6.  Purchase Commitments

In connection with the manufacturing of the Company's first product, the Company has purchase commitments from suppliers of approximately $2,700,000. The Company is in the process attempting to modify the delivery and payment schedule for these commitments, however, can give no assurances it will be able to modify the current schedule of such commitments.

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

OVERVIEW

         Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our financial condition and results of operations from the three and six months ended June 30, 2002 and 2001, to the extent such analysis relates to our plan of operation.

         The following discussion, analysis and plan of operation should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Pilot Therapeutics Holdings, Inc. (formerly Interallied Group, Inc. ("ILRG"), and its wholly owned subsidiaries, including Pilot Therapeutics, Inc. ("Pilot") (together referred to as the "Company," "us" or "we").

         The comparative results of operations for the three and six months ended June 30, 2002 and 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.'s wholly-owned subsidiary Pilot Therapeutics, Inc. and not the operations of ILRG. Prior to the recapitalization transaction with Pilot Therapeutics, Inc., ILRG was engaged in restaurant operations until the second quarter of 2000, when such operations were discontinued. Our current operations are the discovery and development of pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

RESULTS OF OPERATIONS

         As a development stage company, our operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, we have not yet generated any revenues from operations.

     Research and Development Expenses

         Since inception, we have been developing products that are created from our proprietary Functional Liponomics(TM) discovery platform. The Functional Liponomics(TM) discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. We expect that over the next 12 months, we will continue: (i) the development of our medical food product for asthma, Airozin(TM), which the Company is preparing for its initial commercial launch; and (ii) the preparation and filing of an Investigational New Drug ("IND") application and continuation of clinical trials for our lead botanical drug candidate for coronary heart disease (PLT 732).

         Our research and development expenses for the three and six months ended June 30, 2002 were $261,000 and $740,000, respectively, as compared with $352,000 and $654,000, respectively, for the three and six months ended June 30, 2001, a decrease of 25% for the three months ended June 30, 2002 compared to the same period in 2001 and an increase of 13% for the six months ended June 30, 2002 compared to the same period in 2001. The changes in the research and development expenses are a result of the timing and of the clinical trials on the pipeline of products generated from our Functional Liponomics(TM) discovery platform.

         We just completed a double-blind placebo clinical trial at Wake Forest University School of Medicine that demonstrates that our lead over-the-counter
(OTC) medical food product, Airozin(TM), safely reduces leukotriene levels in asthmatics. Airozin(TM) is the first OTC medical food product for asthma and is intended to be added as a dietary component of a patient's existing asthma treatment program. It is an oral, once-a-day medical food that has been tested for safety and efficacy in Phase I and Phase II-like independent clinical trials at major medical centers and contract research organizations. Discovered by the Company's President and Chief Executive Officer, Floyd "Ski" Chilton, Ph.D., through his research at Johns Hopkins and Wake Forest Schools of Medicine, Airozin(TM) inhibits the production of leukotrienes. Leukotrienes cause many of the signs and symptoms of asthma and blocking leukotriene production is known to decrease the frequency and severity of asthma attacks.

         To date, Airozin(TM) has been clinically demonstrated to safely reduce elevated leukotrienes in humans in four clinical trials. Our fifth trial was undertaken to determine the effectiveness of Airozin(TM) in suppressing leukotriene production in asthmatics. The study, conducted at Wake Forest University School of Medicine, was a randomized, double-blind, placebo-controlled trial. The results of the trial indicated that Airozin(TM), when included in the diet, significantly suppressed the production of leukotrienes when compared to placebo in 78 percent of asthmatics.

         General and Administrative Expenses

         General and administrative expenses for the three and six months ended June 30, 2002 were $960,000 and $3,533,000, respectively, as compared with $520,000 and $827,000, respectively, for the three and six months ended June 30, 2001. For the three months ended June 30, 2002 compared to the same period in 2001, the increase is due to $397,000 of non-cash amortization of deferred compensation and the beneficial conversion of convertible debt compared to $41,000 of such expenses in the second quarter of 2001. For the six months ended June 30, 2002 compared to the same period in 2001, the increase is largely attributable to the beginning costs associated with the marketing and commercialization of Airozin(TM) as well as an increase in non-cash charges of $720,000. We anticipate general and administrative costs to remain flat for the next 12 months unless we are able to obtain additional financing and begin the commercialization of Airozin(TM) which will result in an increase in selling and marketing costs associated with the launch of the product, including the hiring of additional personnel.

         Net Loss

         Due to the increased research and development and general and administrative expenses, and the lack of any revenues to offset expenses, we had a net loss of $1,459,000 in the second quarter of 2002, as compared with a net loss of $890,000 in the second quarter of 2001, and a net loss of $3,750,000 for the six months ended 2002 compared to a net loss of $1,499,000 for the same period in 2001.

PLAN OF OPERATION

         Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At June 30, 2002, we had cash and cash equivalents totaling $118,000, a decrease of $712,000 compared to December 31, 2001.

         Net cash used in operating activities increased to $507,000 for the three months ended June 30, 2002, up from $462,000 for the three months ended June 30, 2001. This increase primarily resulted from the increase in net losses, offset by non-cash charges of $411,000, consisting of the amortization of deferred compensation on certain stock options issued to employees and consultants of $274,000, amortization of the beneficial conversion feature of the convertible debt of $122,000 and depreciation of property and equipment of $14,000. In addition, in April 2002, we received $256,000 relating to inventory we returned to the supplier that did not meet our quality control specifications and that we do not plan to replace. For the six months ended June 30, 2002 the net cash used in operating activities increased to $2,547,000 compared to $1,219,000 for the same period in 2001. This increase is due to the increase in the net loss offset by an increase in non-cash charges of $720,000 and the receipt of amounts receivable noted above. At June 30, 2002, we had negative working capital of $881,000 compared with a working capital of $271,000 at December 31, 2001.

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

         Based on the level of operating cash requirements expected for the next 12 months, we will require additional funding to continue our operations beyond September 2002. We are aggressively pursuing possible sources of capital, including possible equity private placements, debt offerings and expanded strategic alliances or partnerships and public grants.

         In July 2002, the Company raised $650,000 and issued 216,669 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $3.00 per share, for aggregate gross and net proceeds of $650,000. The Chairman of the Board of Directors, through an affiliate and current shareholder, purchased 83,000 of such shares.

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

         In connection with the manufacturing of the Company's first product, the Company has purchase commitments from suppliers of approximately $2,700,000. The Company is in the process of modifying the delivery and payment schedule for these commitments. The modification of the delivery and payment schedule may require the Company to use proceeds from any additional capital funds raised and / or issue additional shares of common stock for the satisfaction of these purchase commitments.

         As of June 30, 2002, we had 14 full-time employees and expect to increase our total number of employees over the next 12 months to 18, subject to obtaining additional financing.

PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the second quarter of 2002, the Company issued the following securities that were not registered under the Securities Act of 1933:

         - On May 8, 2002, the Company issued 30,000 shares of common stock to a service provider as part of the consideration for investment banking and related services provided to the Company in connection with the share exchange transaction with ILRG. The Company issued these securities pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The Company's reliance on the Section 4(2) exemption was based on the isolated nature of the transaction and the Company's belief that, as an investment banking firm, such service provider is a sophisticated investor capable of evaluating the merits and risks of such an investment.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2002, we held our 2002 annual meeting of stockholders in Winston-Salem, North Carolina. The following matters were submitted to a vote of the stockholders:

         1. Election of two Class I Directors to hold office until the 2003 Annual Meeting of Stockholders; two Class II Directors to hold office until the 2004 Annual Meeting of Stockholders; and two Class III Directors to hold office until the 2005 Annual Meeting of Stockholders;

         2. Approval of an amendment to the Company's Certificate of Incorporation to authorize the issuance of 20,000,000 shares of preferred stock;

         3. Approval of amendments to the Company's 2001 Stock Incentive Plan to preserve the Company's ability to claim a tax deduction for certain plan awards and to make certain other changes designed to facilitate plan administration;

         4. Ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending December 31, 2002.

The holders of our common stock voted together as a single voting group on all of these items. All of these items were approved.

The results of the stockholder voting were as follows:

                                               For         Against         Total
                                             ---------     -------       ---------
James W. Johnston                            7,947,453          3        7,947,456
Santo J. Costa                               7,947,453          3        7,947,456
Bradley J. Undem                             7,947,453          3        7,947,456
Margaret M. Urquhart                         7,947,453          3        7,947,456
Floyd H. Chilton III                         7,947,453          3        7,947,456
Glenn J. Kline                               7,947,453          3        7,947,456

                                                                                          Broker
                                                 For           Against       Abstain     Non-Votes        Total
                                              ---------        -------       -------     ---------      ---------
Amendment to The Certificate of               6,665,660         32,503             1     1,249,292      7,947,456
    Incorporation to Authorize the
    Issuance of Preferred Stock
Amendment to the 2001 Stock Incentive
    Plan                                      7,894,370         40,585        12,501            --      7,947,456
Ratification of Appointment of
    Accountants                               7,947,455             --             1            --      7,947,456

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  See the Exhibit Index following the signature page, which is incorporated herein by reference.

         (b)      Reports on Forms 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PILOT THERAPEUTICS HOLDINGS, INC.
                                        (Registrant)


Dated:  August 14, 2002                 By: /s/ Floyd H. Chilton III
                                        -----------------------------------
                                        Floyd H. Chilton III, PhD
                                        President and Chief Executive Officer

Dated:  August 14, 2002                 By: /s/ David J. Mills
                                        -----------------------------------
                                        David J. Mills
                                        Treasurer and Secretary

EXHIBITS

Exhibit No.                             Description of Exhibit

10.10              Agreement dated July 10, 2002 between the Company and Floyd H. Chilton, III, Ph.D.
10.11              Agreement dated July 10, 2002 between the Company and Jack Voller
10.12              Agreement dated July 10, 2002 between the Company and Marc Surette
10.13              Agreement dated July 10, 2002 between the Company and David Mills