Form 10QSB
period 2002-09-30
PILOT THERAPEUTICS HOLDINGS INC
filed 2002-11-14
CIK 1098960

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2002, registrant had outstanding 11,516,052 shares of Common Stock, $.001 par value.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                      INDEX

PART I:    FINANCIAL INFORMATION

ITEM 1.    Financial Statements and Notes to Financial Statements (Unaudited)

           Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001                   2

           Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and the period from August 3, 1998
           (date of inception) to September 30, 2002 3

           Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, and the period from August 3, 1998 (date of inception)
           to September 30, 2002                                                                        4

           Notes to Consolidated Financial Statements                                                   5

ITEM 2.    Plan of Operations                                                                          11

ITEM 3.    Controls and Procedures                                                                     15

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds                                                   15

ITEM 6.    Exhibits and Reports on Form 8-K                                                            15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           Consolidated Balance Sheets

                                                                                September 30,
                                                                                    2002           December 31,
ASSETS                                                                           (Unaudited)           2001
                                                                                -------------      ------------
Current assets:
     Cash and cash equivalents                                                  $    131,148       $    829,565
     Restricted cash                                                                      --          1,281,500
     Accounts receivable                                                                  --            244,014
     Inventories                                                                     166,588            153,338
     Prepaid and other current assets                                                612,131            243,188
                                                                                ------------       ------------

Total current assets                                                                 909,867          2,751,605

Furniture and equipment, net                                                         111,833            155,209
Inventory deposits and other                                                       2,696,768             51,904
                                                                                ------------       ------------

                                                                                $  3,718,468       $  2,958,718
                                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) Current liabilities:
     Accounts payable                                                           $  1,650,608       $  1,326,647
     Accrued expenses and other current liabilities                                1,995,562            721,611
     Notes payable and current portion of capital lease obligation                   110,357             35,357
                                                                                ------------       ------------

Total current liabilities                                                          3,756,527          2,083,615

Long-term portion of capital lease obligation                                          2,730             23,573
Convertible debt, net of imputed value of beneficial conversion                    3,144,648          2,778,068
Other long-term liabilities                                                        1,569,864                 --
                                                                                ------------       ------------

Total liabilities                                                                  8,473,769          4,885,256


Commitment and contingencies                                                              --                 --

Stockholders' equity (deficit):
     Common stock                                                                     11,516              9,749
     Capital in excess of stated value                                            11,105,866          8,811,085
     Deferred compensation                                                          (573,749)        (1,612,674)
     Common stock subscriptions                                                           --          1,186,005
     Deficit accumulated during development stage                                (15,298,934)       (10,320,703)
                                                                                ------------       ------------

Total stockholders' deficit                                                       (4,755,301)        (1,926,538)
                                                                                ------------       ------------

                                                                                $  3,718,468       $  2,958,718
                                                                                ============       ============

The accompanying notes are an integral part of these consolidated statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                       Cumulative
                                                                                                                         from
                                                                                                                        August 3,
                                                                                                                          1998
                                                                                                                       (inception)
                                                                                                                           to
                                                       Three months ended               Nine months ended               September
                                                          September 30                     September 30                    30,
                                                     2002              2001            2002              2001              2002
                                                  -----------      -----------      -----------      ------------      ------------
Operating expenses:

 Research and development                         $   187,382      $   396,045      $   936,451      $    850,832      $  4,243,161
 General and administrative                           807,914        1,582,262        3,343,239         2,608,993         9,634,629
                                                  -----------      -----------      -----------      ------------      ------------

Loss from operations                                 (995,296)      (1,978,307)      (3,459,825)      (13,877,790)

Interest expense                                     (224,126)         (60,944)        (706,297)         (100,021)       (1,030,370)
Other income, net                                       1,800           12,439            7,756            34,284            88,734
                                                  -----------      -----------      -----------      ------------      ------------

Net loss                                           (1,217,622)      (2,026,812)      (4,978,231)       (3,525,562)      (14,819,426)

Accreted redemption value on Series A
and B redeemable convertible preferred
stock                                                      --         (136,974)              --          (479,408)         (479,408)
                                                  -----------      -----------      -----------      ------------      ------------


Net loss applicable to common stock               $(1,217,622)     $(2,163,786)     $(4,978,231)     $ (4,004,970)     $(15,298,834)
                                                  ===========      ===========      ===========      ============      ============

Basic and diluted loss per common share
     for 2002 and pro forma basic and
     diluted loss per common share for 2001       $     (0.11)     $     (0.21)     $     (0.47)     $      (0.36)               --
                                                  ===========      ===========      ===========      ============      ============

Weighted Average common shares
     outstanding - basic and diluted
     for 2002 and pro forma for 2001               10,962,883        9,724,971       10,656,645         9,724,971                --
                                                  ===========      ===========      ===========      ============      ============

The accompanying notes are an integral part of these consolidated statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        Cumulative
                                                                                                           from
                                                                                                         August 3,
                                                                                                           1998
                                                                                                        (inception)
                                                                                                             to
                                                                    Nine months ended September 30       September
                                                                                                             30,
                                                                       2002               2001              2002
                                                                    -----------       -----------       ------------
Operating activities

Net loss                                                            $(3,525,562)      $(4,978,231)      $(14,819,426)
Adjustments  to reconcile  net loss to net cash used
    in operating activities:
    Depreciation and amortization                                        40,628            44,418            139,275
    Loss on disposal of furniture and equipment                           2,748                --              2,748
    Amortization of beneficial conversion                               366,580                --            366,580
    Noncash  excess  of fair  value  of  stock  options
      issued  to  employees  and  consultants  over the
      option exercise price                                             773,048           359,968          2,190,982
    Other noncash charges                                                    --                --            135,017
Changes in operating assets and liabilities:
    Accounts receivable                                                 244,014            (9,748)                --
    Inventories                                                         (13,250)               --           (166,588)
    Prepaid expenses and other assets                                  (368,943)               --           (612,231)
    Accounts payable and accrued expenses                               618,408         1,010,462          2,589,026
    Inventory deposits and other                                             --             4,642            (51,904)
                                                                    -----------       -----------       ------------

Net cash used in operating activities                                (3,314,998)       (2,115,820)       (10,226,521)

Investing activities
Purchases of furniture and equipment                                         --           (26,571)          (150,341)
                                                                    -----------       -----------       ------------

Net cash used in investing activities                                        --           (26,571)          (150,341)

Financing activities
Proceeds from issuance of notes payable                                  75,000                --             75,000
Proceeds from issuance of long-term debt                                     --         2,000,000          6,800,000
Payments on capital lease obligation                                    (20,843)          (13,257)           (65,428)
Proceeds from exercise of stock options                                  70,713                75             96,228
Proceeds from the issuance of common stock                            2,491,712                --          2,593,602
Stock Exchange with Interallied Group, Inc.                                  --          (362,686)          (362,686)
Net proceeds  from issuance of Series A and Series B
    redeemable convertible preferred stock                                   --           737,846          1,371,295
                                                                    -----------       -----------       ------------

Net cash provided by financing activities                             2,616,582         2,361,985         10,508,011

Net (decrease) increase in cash and cash equivalents                   (698,417)          219,594            131,148
Cash and cash equivalents at beginning of period                        829,565         1,047,206                 --
                                                                    -----------       -----------       ------------

Cash and cash equivalents at end of period                             $131,148        $1,266,800           $131,148
                                                                    ===========       ===========       ============

The accompanying notes are an integral part of these consolidated statements.

                        PILOT THERAPEUTICS HOLDINGS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Business

Pilot Therapeutics Holdings, Inc. with its wholly-owned subsidiary Pilot Therapeutics, Inc. (collectively, the "Company") is a specialty pharmaceutical company. The Company is developing and commercializing a pipeline of novel prescription and over-the counter (OTC) medical food products. The Company's products are positioned to meet the untapped demand in the marketplace for safe and efficacious natural products and the desire of patients to control their own health. The Company utilizes a proprietary, state-of-the-art fatty acid and genomic profiling research platform to discover and develop both medical food and prescription products for chronic inflammatory human diseases. Collectively, the Company's pipeline of products addresses several disease categories including asthma, cardiovascular disease, arthritis, cancer, and allergic rhinitis.

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

Since its inception on August 3, 1998, the Company has made substantial progress towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company's first product for asthma, Airozin(TM). In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company's deficit accumulated during the development stage aggregated $15,299,000 through September 30, 2002.

The Company's ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its product pipeline and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations with a combination of stock issuances, loan and grant incentives and availability under credit facilities. The Company is actively attempting to secure financing and continues to take steps to generate revenues from its commercial launch of Airozin(TM) and minimize operating expenses. Although the Company has entered into an Incentive Agreement which is expected to provide the Company capital over the next eight months, as described in Note 7, there are no assurances that the Company will be successful launching Airozin(TM) profitably or obtaining the capital needed for the long-term development and commercialization of its products. If the Company does not obtain additional capital, it may be unable to continue its current operating plan beyond the second quarter of 2003, which would have a material adverse effect on its business, financial condition and results of operations.

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

The comparative results of operations for the three and nine months ended September 30, 2001 include only the historical information of the Company's wholly-owned subsidiary, Pilot, and not the operations of ILRG, now Pilot Therapeutics Holdings, Inc. ILRG was engaged in restaurant operations until the second quarter of 2000 when such operations were discontinued, and the Company's current operations are the discovery and development of novel branded therapeutic pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading. Given that Pilot is in the development stage, the consolidated financial statements include the historical comparative and cumulative results of operations and cash flows of Pilot from August 3, 1998, its date of inception.

The accompanying financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows and shareholders' equity (deficit) for the three and nine months ended September 30, 2002 and 2001 have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

3.  Income Taxes

No federal or state income tax has been provided for the three and nine months ended September 30, 2002 and 2001 due to the existence of unused net operating loss carryforwards. The Company did not pay any income taxes during the three and nine months ended September 30, 2002 and 2001.

4.  Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all years presented. The pro forma weighted average number of shares outstanding at September 30, 2001 takes into account the stock exchange described in Note 2 and assumes the stock exchange was effective at January 1, 2001, with the shares outstanding at that time. Using the date of the share exchange, the weighted average number of shares outstanding and loss per common share for basic and diluted is 5,170,765 and 2,948,902 and $0.39 and $1.20 for the three and nine months ended September 30, 2001, respectively.

5.  Stockholders' Equity

Stock Option Plans

At September 30, 2002, a total of 1,315,272 shares were available for future stock option grants under the Company's stock option plans. A summary of the Company's stock option plans at September 30, 2002 and changes during the three and nine months then ended is presented in the table below:

                                                             Weighted-
                                                              Average
                                                             Exercise
                                                 Shares        Price
                                               -----------------------
Shares under option:
Outstanding, beginning of year                 1,529,852       $0.101
  Granted                                         77,000        6.090
  Exercised                                      (38,830)       0.768
  Forfeited                                     (171,210)       1.382
                                               ---------
Outstanding, March 31, 2002                    1,396,812        1.460
  Granted                                             --           --
  Exercised                                      (80,600)       0.480
  Forfeited                                      (36,944)       0.433
                                               ---------
Outstanding, June 30, 2002                     1,279,268        1.751
  Granted                                             --           --
  Exercised                                      (30,000)       0.075
  Forfeited                                      (48,350)       5.289
                                               ---------
Outstanding, September 30, 2002                1,200,918       $1.768
                                               =========
Exercisable, September 30, 2002                  854,137       $0.897
                                               =========

During the three and nine months ended September 30, 2002, the Company recorded aggregate deferred compensation of $0 and $258,700, respectively, related to the issuance of stock options, with related amortization of $80,803 and $773,048, respectively. During the three and nine months ended September 30, 2002, the Company reversed $110,309 and $524,577, respectively, of deferred compensation and capital in excess of stated value for unamortized deferred compensation related to the forfeiture of nonvested options by terminated individuals.

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

Private Placement of Common Stock

During the quarter ended September 30, 2002, the Company issued 236,836 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $3.00 per share, for aggregate gross and net proceeds of $710,508. The Chairman of the Board of Directors, through an affiliate and current shareholder, purchased 83,000 of such shares.

Issuance of Common Stock

On July 22, 2002, the Company issued 48,000 shares of common stock in connection with the share exchange transaction completed in August 2001.

6.  Purchase Agreement with Kings

On September 24, 2002, the Company and Pilot entered into a Purchase Agreement with Kings, Inc. ("Kings") for the purchase of borage concentrate. Under the Purchase Agreement the Company owes Kings $2,844,864, which is to be paid in the form of 1) $200,000 at the signing of the Purchase Agreement; 2) delivery of 523,288 restricted shares of the Company's common stock ("Restricted Shares") valued at $1,569,864 at the signing of the Purchase Agreement; and 3) the remaining $1,075,000 to be paid to Kings as 50% of any monies (other than (i) grants or (ii) loans made to Pilot by Academy Venture Fund LLC or its affiliates in an amount not to exceed $240,000) raised by Pilot after the signing of the Purchase Agreement.

Until such a time that Kings disposes of or the Company repurchases the Restricted Shares, interest shall accrue at the Bank of England Prime Rate plus 1% on the remaining principal amount of the Restricted Shares computed at $3.00 per share. If by July 1, 2003, the Company has not purchased from Kings a number of Restricted Shares which would enable Kings to sell under Securities Act Rule 144 ("Rule 144") the remaining Restricted Shares on September 24, 2003, the Company shall commence the preparation of a Registration Statement with respect to the remaining Restricted Shares. From September 24, 2002 through September 12, 2003, the Company will have the right to repurchase the Restricted Shares at $3.00 per share plus accrued interest; in addition Kings may only sell the Restricted Shares to the Company or its designee. Between September 13, 2003 and September 17, 2003, the Company must repurchase any remaining Restricted Shares, at $3.00 per share, plus accrued interest upon written notice from Kings. If all of the remaining Restricted Shares held by Kings on September 24, 2003 are not repurchased, Kings shall have the right to sell the remaining Restricted Shares. If remaining Restricted Shares are sold by Kings on or prior to March 31, 2004 at a price per share less than $3.00, the Company will be obligated to pay the difference between $3.00 and the price that Kings is able to sell the Restricted Shares, plus accrued interest. Likewise, if the remaining Restricted Shares are sold by Kings at a price in excess of $3.00 per share, Kings is obligated to pay the excess to the Company.

In connection with the Purchase Agreement, the Company has included $1,075,000 in accrued expenses and the value of the Restricted Shares, $1,569,864 in other long term liabilities, which will be required to be repurchased by the Company if Kings is unable to sell the Restricted Shares to a third party. The total of $2,644,864 is recorded as inventory deposits for future inventory purchase commitments. This inventory is expected to be utilized over the next three to four years based on the Company's current operating plan. The inventory deposits will be recorded at the lower of cost or market and reviewed for potential impairment on a periodic basis.

7.  Incentive Agreement

On October 4, 2002, Pilot AgBio, Inc. ("AgBio"), a wholly-owned subsidiary of Pilot, and Pilot entered into an Incentive Agreement with various agencies and a county in the state of South Carolina as well as a banking corporation and developer, providing AgBio a wide range of performance-based incentives, authorized by state statute, including Job Tax Credits and Job Development Credits in addition to assistance through grants and loans.

Under the Incentive Agreement a biopharmaceutical manufacturing facility ("Project Facility") will be constructed by a developer and leased to AgBio. Certain funds under the Incentive Agreement are to be utilized by AgBio for investment in the Project Facility. Additionally, Pilot will relocate its corporate headquarters and research and development facilities to South Carolina.

Between October 4, 2002 and October 31, 2002, AgBio received $1,500,000 under the Incentive Agreement in the form of economic development grants to be utilized for working capital purposes and investment in the Project Facility. Over the next eight months, AgBio expects to receive the following: i) $1,500,000 working capital term loan from a banking corporation ("Banking Loan"), bearing interest at Prime plus 1.5%, having a term of six years with quarterly interest only payments beginning March 15, 2003 and a balloon payment at the end of the term; ii) $2,125,000 South Carolina state agency working capital loan ("Agency Loan"), bearing interest at 3% with a balloon payment at the end of year five, provided however that the Agency Loan will convert to a grant so long as AgBio meets certain capital investment and employment milestones within the next two years; and iii) $500,000 as an incentive from the developer for the signing of the lease on the Project Facility. Over the next eight months, Pilot also expects to receive a $500,000 grant for the costs associated with the relocation of its corporate headquarters and research and development facilities to South Carolina. In addition, AgBio and Pilot should qualify for job development and various other tax incentives and credits that are expected to be realized over the next five to ten years.

The Incentive Agreement contains certain capital investment, employment creation and crop growing milestones and commitments that are required to be met over the next two to five years. If these milestones or commitments are not met, certain of the incentives will be required to be repaid on a pro-rata basis, based upon the percentage of the milestone or commitment that is met. In addition, if certain milestones and commitments are met, the Agency Loan will convert to a grant on a pro-rata basis, based upon the percentage of the milestone or commitment that is met.

As a result of the Chairman's work in connection with the negotiation of the Purchase Agreement, described in Note 6, and the Incentive Agreement and the future work required to finalize the various grants, loans and other incentives contemplated in the Incentive Agreement ("Incentive Agreement Completion"), commencing on September 1, 2002 and until the Incentive Agreement Completion, expected to be on or about January 31, 2003, the Company shall pay the Chairman of the Board a monthly fee of $10,000.

The Company will be relocating various employees and offices to South Carolina in which the Company expects to incur relocation costs. Until the Company has determined the number of employees relocating and the total cost of moving the office facilities, the Company can not reasonably estimate such costs.

8.       Note Payable

On September 27, 2002, the Company issued a $75,000 Convertible Unsecured Demand Promissory Note (the "Note") to Academy Centennial Fund, LLC ("Academy"), a current shareholder and affiliate of the Chairman of the Board of Directors. The Note bears interest at an annual rate of 5% and if not earlier redeemed, the principal amount of this Note and all accrued interest is payable on the earlier of (i) December 31, 2002 or (ii) Academy's demand for payment in a written notice delivered to the Company which specifies the date of payment. So long as any principal of this Note or any accrued interest thereon remains unpaid, Academy shall have the right to notify the Company, in writing, that it wants to convert all or a portion of the principal of this Note and accrued interest thereon into restricted shares of common stock of the Company at a conversion price equal to $3.00 per common share.

From October 3, 2002 to October 31, 2002, the Company had an unsecured $300,000 Line of Credit Agreement ("Line") with a financial institution, in which the Company borrowed $300,000 and subsequently repaid prior to the termination of the Line. The Line was unconditionally and irrevocably guaranteed by Academy. The guarantee requires that the Company issue to Academy 1,000 restricted shares of the Company's common stock.

9.       Operating Leases

Pilot entered into an operating lease for the relocation of its corporate headquarters and research and development facilities into a temporary building ("HQ Facility") in South Carolina. The lease for the HQ Facility will commence upon occupancy, which is expected to be on or about January 1, 2003, with an initial term of eighteen months with two six month renewal options. The annual lease payment for the first twelve months is $217,000.

In connection with the Project Facility described in Note 7 AgBio will enter into an operating lease. Once finalized, the lease will commence upon completion of the Project Facility, which is expected to be on or before December 31, 2003.

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

OVERVIEW

         Since our inception, we have made significant progress; specifically we have carried out what we believe to be the five critical clinical trials necessary to successfully commercialize our first product Airozin(TM) as a medical food for the dietary management of asthma. Additionally and equally important, we have received a preliminary opinion, from an internationally recognized independent panel of experts who have examined all of our clinical trials as well as extensive scientific literature in this area, stating that provided that Airozin(TM) meets manufacturing standards, it will be deemed generally recognized as safe for both children and adult asthmatics. We believe that these two critical milestones will enable us to place Airozin(TM) in the over-the counter marketplace. Over the next six months we plan to launch Airozin(TM) in two markets to test two distinct distribution strategies as well as consumer and trade acceptance. The results of these tests are expected to provide important information that will facilitate the national distribution of Airozin(TM).

         Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our results of operations from the three and nine months ended September 30, 2002 and 2001, to the extent such analysis relates to our plan of operation.

         The following discussion, analysis and plan of operation should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Pilot Therapeutics Holdings, Inc. (formerly Interallied Group, Inc. ("ILRG"), and its wholly owned subsidiaries, including Pilot Therapeutics, Inc. ("Pilot") (together referred to as the "Company," "us" or "we").

         The comparative results of operations for the three and nine months ended September 30, 2002 and 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.'s wholly-owned subsidiary Pilot Therapeutics, Inc. and not the operations of ILRG. Prior to the recapitalization transaction with Pilot Therapeutics, Inc., ILRG was engaged in restaurant operations until the second quarter of 2000, when such operations were discontinued. Our current operations are the discovery and development of pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

RESULTS OF OPERATIONS

         As a development stage company, our operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, we have not yet generated any revenues from operations.

         Research and Development Expenses

         We possess discovery and development capabilities in dysfunctional fatty acid metabolism to generate a continuous pipeline of medical food and prescription drug products addressing chronic human diseases. We continue to utilize our proven drug development capabilities in this area, including management of intellectual property and regulatory affairs to develop safe and efficacious novel prescription products and over-the counter (OTC) medical foods. Based of this potent combination of core competencies, we believe we are uniquely positioned to generate near- and long-term revenues, first from its medical food products that are rapidly launched and then from its prescription drug products.

         Over the next 12 months, we expect to continue the development of our lead product, Airozin(TM), a medical food product for asthma, which we are preparing for its initial commercial launch. In addition, depending on the Company obtaining sufficient financing the Company plans to continue the preparation and filing of an Investigational New Drug ("IND") application and continuation of clinical trials for our lead botanical drug candidate for coronary heart disease (PLT 732) and continuation of clinical trials for our medical food for arthritis (PLT 1288).

         Our research and development expenses for the three and nine months ended September 30, 2002 were $187,000 and $936,000, respectively, as compared with $396,000 and $851,000, respectively, for the three and nine months ended September 30, 2001, a decrease of 53% for the three months ended September 30, 2002 compared to the same period in 2001 and an increase of 10% for the nine months ended September 30, 2002 compared to the same period in 2001. The changes in the research and development expenses are a result of the timing and of the clinical trials on the pipeline of products generated from our discovery platform.

         In the third quarter 2002, we completed a double-blind placebo clinical trial at Wake Forest University School of Medicine that demonstrates that our lead over-the-counter (OTC) medical food product, Airozin(TM), safely reduces leukotriene levels in asthmatics. Airozin(TM) is the first OTC medical food product for asthma and is intended to be added as a dietary component of a patient's existing asthma treatment program. It is an oral, once-a-day medical food that has been tested for safety and efficacy in Phase I and Phase II-like independent clinical trials at major medical centers and contract research organizations. Discovered by the Company's President and Chief Executive Officer, Floyd "Ski" Chilton, Ph.D., through his research at Johns Hopkins and Wake Forest Schools of Medicine, Airozin(TM) inhibits the production of leukotrienes. Leukotrienes cause many of the signs and symptoms of asthma and blocking leukotriene production is known to decrease the frequency and severity of asthma attacks.

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

         In November 2002, the Company received a preliminary opinion from an independent panel of recognized experts ("Expert Panel"), qualified by their scientific training and relevant experience to evaluate the safety of food and food ingredients. The Expert Panel completed a critical and comprehensive review of safety data and information, both published and unpublished, to determine whether the use of Airozin(TM) as a medical food is "generally recognized as safe", based upon scientific procedures.

         Provided that the outstanding analytical data on two additional batches of Airozin(TM) confirm compliance with product specifications, the Expert Panel reached a preliminary consensus opinion that Airozin(TM), meeting appropriate food grade specification and produced in accordance with current good manufacturing practice, is "generally recognized as safe," based upon scientific procedures, under the conditions of intended use as a medical food in the dietary management of asthma in adults and children. The Company expects to provide the Expert Panel the outstanding analytical data on the two additional batches of Airozin(TM) confirming compliance with product specifications within the next four to six months.

         General and Administrative Expenses

         General and administrative expenses for the three and nine months ended September 30, 2002 were $808,000 and $3,343,000, respectively, as compared with $1,582,000 and $2,609,000, respectively, for the three and nine months ended September 30, 2001. For the three months ended September 30, 2002 compared to the same period in 2001, the decrease is a result of a reduction in operating costs to $397,000 of non-cash amortization of deferred compensation and the beneficial conversion of convertible debt compared to $41,000 of such expenses in the third quarter of 2001. For the nine months ended September 30, 2002 compared to the same period in 2001, the increase is largely attributable to the beginning costs associated with the marketing and commercialization of Airozin(TM) as well as an increase in non-cash charges of $739,000. We anticipate general and administrative costs to remain flat for the next 12 months unless we are able to obtain additional financing and begin the commercialization of Airozin(TM) which will result in an increase in selling and marketing costs associated with the launch of the product, including the hiring of additional personnel.

         Over the next six months, we plan to launch Airozin(TM) in two markets to test two distinct distribution strategies, retail and direct to consumer. We plan to conduct an AC Nielsen controlled market test in Charleston, South Carolina to obtain volumetric projections of Airozin(TM) utilizing a retail model in a midsized market. The AC Nielsen test will be carried out for six months and measure critical endpoints such as a national first year sales forecast (+ 10 %) and trade and consumer reactions based on actual sales. Simultaneously, we will conduct a test in Greenville, South Carolina and Asheville, North Carolina to determine sales projections utilizing a direct selling approach via a toll-free number and an Airozin(TM) web site. Key promotional elements for both launches are planned to involve marketing through physician and pharmacy detailing, advocacy groups, public relations, television advertising and direct mail. Results from these tests are expected to provide important information which will be utilized in the national distribution of Airozin(TM).

PLAN OF OPERATION

         Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At September 30, 2002, we had cash and cash equivalents totaling $131,000, a decrease of $698,000 compared to December 31, 2001.

         Between October 4, 2002 and October 31, 2002, AgBio has received $1,500,000 under the Incentive Agreement, as described in Note 6 of the Notes to the Consolidated Financial Statements, in the form of economic development grants to be utilized for working capital purposes and investment in the Project Facility. Over the next eight months, AgBio expects to receive the following: i) $1,500,000 working capital term loan from a banking corporation ("Banking Loan"), bearing interest at Prime plus 1.5%, having a term of six years with quarterly interest only payments beginning March 15, 2003 and a balloon payment at the end of the term; ii) $2,125,000 South Carolina state agency working capital loan ("Agency Loan"), bearing interest at 3% with a balloon payment at the end of year five, provided, however, that the Agency Loan will convert to a grant so long as AgBio meets certain capital investment and employment milestones within the next two years; and iii) $500,000 as an incentive from the developer for the signing of the lease on the Project Facility. Over the next eight months, Pilot also expects to receive a $500,000 grant for the costs associated with the relocation of its corporate headquarters and research and development facilities to South Carolina. In addition, AgBio and Pilot should qualify for job development and various other tax incentives and credits that are expected to be realized over the next five to ten years.

         In connection with the Project Facility, AgBio has certain capital investment, employment creation and crop growing milestones and commitments that are required to be met over the next two to five years. If these milestones or commitments are not met, certain of the incentives will be required to be repaid on a pro-rata basis, based upon the percentage of the milestone or commitment that is met by AgBio. In addition, if certain milestones and commitments are met, the Agency Loan will convert to a grant on a pro-rata basis, based upon the percentage of the milestone or commitment that is met.

         For the nine months ended September 30, 2002, the net cash used in operating activities increased to $3,315,000 compared to $2,116,000 for the same period in 2001. This increase is due to the increase in the net loss offset by an increase in non-cash charges of $739,000 and the receipt of accounts receivable totaling $244,000. At September 30, 2002, we had negative working capital of $2,847,000 compared with a working capital of $668,000 at December

31, 2001. The decrease in working capital is due to the Purchase Agreement with Kings, described in Note 6 of the Notes to the Consolidated Financial Statements, as well as the decrease in cash and increase in accounts payable.

         We expect to incur additional losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges associated with the purchase of technology, product launches, relocation costs, increased occupancy costs and other necessary expenditures. We intend to invest significantly in our products prior to entering into possible collaborative arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect the amount of losses will fluctuate significantly from quarter to quarter as a result of increases in our research and development expenses, the execution of clinical trials, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or the success or failure of product marketing.

         Based on the level of operating cash requirements expected for the next 12 months and the committed funding under the Incentive Agreement described in
Note 7 of the Notes to the Consolidated Financial Statements, we will require additional funding to continue our operations beyond the second quarter of 2003. We are aggressively pursuing possible sources of capital, including equity private placements, debt offerings, expanded strategic alliances or partnerships and public grants.

         During the quarter ended September 30, 2002, the Company raised $711,000 and issued 236,836 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. The Chairman of the Board of Directors, through an affiliate and current shareholder, purchased 83,000 of such shares.

         We are currently seeking to raise approximately $5 million to $10 million of additional capital to fund: (i) the development, marketing and launch of Airozin(TM), our product for asthma; and (ii) the discovery and development of our pipeline of products.

         Under the Purchase Agreement with Kings, Inc. we will have to pay 50% of any monies (other than (i) grants or (ii) loans made to Pilot by Academy Venture Fund LLC or its affiliates in an amount not to exceed $240,000) raised by us to satisfy the remaining cash obligation of $1,075,000. In addition, we may have repurchase obligations relating to the Restricted Shares delivered to Kings pursuant to the Purchase Agreement. For information relating to these obligations, see Note 6 of the Notes to the Consolidated Financial Statements.

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

         As of September 30, 2002, we had 12 full-time employees and expect to increase our total number of employees over the next 12 months to 18, subject to obtaining additional financing.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's chief executive officer and treasurer and controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's chief executive officer and treasurer and controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.


PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2002, the Company issued the following securities that were not registered under the Securities Act of 1933:

         - The Company issued 236,836 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $3.00 per share, with aggregate proceeds of $710,508.

         - On July 22, 2002, the Company issued 48,000 shares of common stock in connection with the share exchange transaction completed in August 2001. The Company issued these securities pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

         - On September 24, 2002, the Company issued 523,288 shares of common stock to Kings, Inc. in connection with the Purchase Agreement dated September 24, 2002. The Company issued these securities pursuant to an exemption from registration under Rule 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           See the Exhibit Index following the signature page, which is incorporated herein by reference.

                  (b)      Reports on Forms 8-K.

                           The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002:

                           - A current report on Form 8-K, filed on August 14, 2002, to report that on August 14, 2002, the registrant filed with the Commission its Quarterly Report on Form 10-QSB for the period ended June 30, 2002 accompanied by the certifications of Floyd
                                    H. Chilton III, Ph.D., the registrant's
                                    chief executive officer, and David J. Mills, the registrant's controller and treasurer, required pursuant to 18 U.S.C.ss. 1350, as adopted pursuant toss. 906 of the Sarbanes-Oxley Act of 2002.

                           - A current report on Form 8-K, filed on September 24, 2002, to report the execution and delivery of the Purchase Agreement among the Company, Pilot and Kings, Inc. and the Option Agreement between Pilot and Kings, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PILOT THERAPEUTICS HOLDINGS, INC.
                                    (Registrant)



Dated:  November 14, 2002           By: /s/ Floyd H. Chilton III
                                    -------------------------------------
                                    Floyd H. Chilton III, PhD
                                    President and Chief Executive Officer



Dated:  November 14, 2002           By: /s/ David J. Mills
                                    -------------------------------------
                                    David J. Mills
                                    Treasurer and Secretary

I, Floyd H. Chilton III, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pilot Therapeutics Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002             /s/ Floyd H. Chilton
      -----------------             -------------------------------------
                                    Floyd H. Chilton III
                                    Chief Executive Officer and President

I, David J. Mills, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pilot Therapeutics Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002             /s/ David J. Mills
     ------------------             ------------------------------------------
                                    David J. Mills
                                    Treasurer and Principal Accounting Officer

EXHIBITS

Exhibit No.          Description of Exhibit
-----------          ----------------------
10.16       Convertible Unsecured Demand Promissory Note dated September 27, 2002 issued to Academy Centennial Fund, LLC by Pilot Therapeutics Holdings,
            Inc.

10.17       Guarantee Agreement dated September 27, 2002 issued to Academy
            Centennial Fund, LLC by Pilot Therapeutics Holdings, Inc.

10.18       Lease Agreement dated October 31, 2002, between Blackbaud, LLC and
            Pilot Therapeutics, Inc.