Form 10KSB
period 2002-12-31
PILOT THERAPEUTICS HOLDINGS INC
filed 2003-03-31
CIK 1098960

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-28131

PILOT THERAPEUTICS HOLDINGS, INC.
(Exact name of small business registrant as specified in its charter)

Delaware	56-2280858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Daniel Island Drive
Charleston, SC 29492
843-329-8500
(Address of principal executive offices)
______

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered

None	None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State the issuer’s revenues for its most recent fiscal year. $0.00

     At February 28, 2003, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $12,196,000.

     At February 28, 2003, the number of shares outstanding of registrant’s common stock was 11,547,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the registrant’s fiscal year ended December 31, 2002, and to be delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders, are incorporated in Part III by reference.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements that relate to our plans, objectives, estimates, goals and future financial performance. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only of the date of this report. Words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” and variations of such words and similar expressions, identify such forward-looking statements. Our business is subject to numerous risks and uncertainties, including our ability to register, commercialize or license our products successfully and to promote physician and patient acceptance of our products, our need to obtain substantial additional capital to fund our operations and product development, and our need to obtain governmental and regulatory approvals. These and other risks and uncertainties, many of which are addressed in the section entitled “Management’s Discussion and Analysis or Plan of Operations,” could cause our actual results, performance and developments to be materially different from those expressed or implied by any of these forward-looking statements.

ADDITIONAL INFORMATION

     The Pilot Therapeutics name and logo, and the names Functional Liponomics™ and Airozin™, are our pending trademarks. This Annual Report on Form 10-KSB also includes trademarks of companies other than the registrant or its subsidiaries.

PILOT THERAPEUTICS HOLDINGS, INC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

     Pilot Therapeutics Holdings, Inc. (the “Parent”) is a holding company for Pilot Therapeutics, Inc. (“Pilot”, and together with the Parent, as “We” or the “Company”) is a specialty pharmaceutical company. Through lipid profiling and metabolism, the Company has developed a proprietary, state-of-the-art lipid and genomic profiling research platform, termed Functional Liponomics™. Using Functional Liponomics™, the Company is developing novel, branded, therapeutic, pharmaceutical and over the counter (“OTC”) medical food products that are specifically designed to safely and effectively address dysfunctional lipid metabolism in chronic human diseases such as asthma, coronary heart disease, allergic rhinitis, cancer, cystic acne and rheumatoid arthritis. Pilot expects to launch its first product, Airozin™, for adults and children regionally in April 2003 and nationally by the first half of 2004.

     Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting its sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company’s first product for asthma, Airozin™. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $16,689,109 through December 31, 2002.

     The Company’s ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its product pipeline and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations in 2003 with a combination of stock issuances, loan and grant incentives and availability under its credit facilities. The Company is actively attempting to secure financing, and continues to take steps to generate revenues from its commercial launch of Airozin™, and minimize operating expenses. However, there are no assurances that the Company will be successful launching Airozin™ profitably or obtaining the capital needed for the long-term development and commercialization of its products. If the Company does not obtain additional capital, it may be unable to continue its current operating plan beyond the third quarter of 2003, which would have a material adverse effect on its business, financial condition and results of operations.

CORPORATE HISTORY

     The Parent, formerly Interallied Group, Inc. (“ILRG”), is incorporated under the laws of Delaware. Pilot is a North Carolina corporation incorporated on August 3, 1998. On August 24, 2001, pursuant to a Stock Exchange Agreement dated as of August 1, 2001, ILRG issued 7,726,217 shares of its common stock in exchange for all the issued and outstanding shares of Pilot’s capital stock in a recapitalization transaction accounted for as a reverse acquisition. Prior to the recapitalization transaction, ILRG was a non-operating public shell corporation with no significant assets. ILRG was treated as the “acquired” company in the transaction, but remained a surviving legal entity with Pilot as its wholly owned subsidiary. Accordingly, the transaction was treated for accounting purposes as an issuance of stock by Pilot for the net monetary assets of ILRG, accompanied by a recapitalization. Since this transaction was in substance a recapitalization of ILRG and not a business combination, a valuation was not performed and no goodwill was recorded, as all assets and liabilities are stated at their historical costs. In connection with the transaction, all redeemable convertible preferred stock of Pilot Therapeutics, Inc. was converted into common stock of Pilot and then exchanged for common stock of ILRG.

     Subsequent to the recapitalization transaction, on October 2, 2001, the shareholders of ILRG, a Nevada corporation, approved a proposal to reincorporate ILRG under the laws of Delaware by merger of ILRG into the Parent, then its wholly owned subsidiary, pursuant to an Agreement and Plan of Merger between ILRG and the Parent (the “Reincorporation”), in which each outstanding share of ILRG’s common stock was converted into one share of the Parent’s common stock. The Reincorporation became effective November 30, 2001, but did not result in any change in the business, assets or liabilities of ILRG, cause the corporate headquarters or other facilities to be moved, or result in any relocation of management or other employees. The Parent’s stock, which was formerly traded on the OTC Bulletin Board under the symbol “ILRG”, is now traded on the OTC Bulletin Board under the symbol “PLTT”.

     By virtue of the operation of Rule 12g-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), all shares of the Parent’s common stock issued to the holders of issued and outstanding shares of ILRG common stock immediately prior to the effective time of the Reincorporation are deemed automatically registered under Section 12(g) of the Exchange Act; and the Parent continues to be subject to the reporting requirements of Section 13 of the Exchange Act in the same manner as ILRG had been subject to such requirements immediately prior to the Reincorporation.

     As a result of the Reincorporation, Pilot is now a wholly owned subsidiary of the Parent.

PILOT’S STRATEGY AND PRODUCT PIPELINE

     As a foundation for growth, Pilot’s strategic approach is to:

•	discover and develop therapeutic OTC and pharmaceutical products utilizing its proprietary research platform and expertise in understanding how dysfunctional fatty acid metabolism causes human disease, referred to as Functional Liponomics™;
•	take advantage of the potentially large opportunity in the OTC asthma market with the scheduled April 2003 launch of Airozin™, believed to be the first OTC medical food for the dietary management of asthma;
•	utilize near-term revenues from non-prescription OTC medical food products to help fund the development of long-term revenues from prescription pharmaceutical products;
•	leverage regulatory changes governing the development of botanicals as drug products (Botanical Drug Guidance, August 2000) to rapidly move Pilot’s botanical drug candidates into late-stage clinical trials leading to a New Drug Application (“NDA”); and
•	utilize relationships with a key contract research organization (“CRO”) and pharmaceutical partners to co-develop and support Pilot’s lead drug candidates during late-stage clinical development.

     Pilot’s “specialty” is its understanding of critical points where alterations in fatty acid levels lead to chronic human diseases. Understanding how dysfunctional fatty acid metabolism in the human body causes or contributes to disease and evaluating methods for preventing and counteracting the dysfunction are Pilot’s core competencies. Through a discovery platform that it has termed Functional LiponomicsTM, Pilot has developed a pipeline of products for treatment or control of numerous chronic inflammatory and proliferative disorders, including asthma, rheumatoid arthritis, allergic rhinitis (hay fever), cardiovascular disease, cystic acne, and cancer. These innovative products are subjects of 41 issued and 28 pending domestic and international patents obtained or applied for by Pilot or its licensing partners.

     Pilot is leveraging this core competency into its commercial product pipeline of novel pharmaceutical and OTC medical food products. These products are specifically designed to safely and effectively address dysfunctional fatty acid metabolism in chronic human diseases.

     Pilot’s OTC medical foods and botanical drugs will address a growing need worldwide for safer and gentler therapies that manage inflammatory diseases such as asthma and arthritis. Because of the chronic, long-term nature of these diseases, these populations require sustained use and more complex regimens of medications, placing them at higher risk for adverse side effects. These developments have markedly increased the demand for newer therapies with improved safety profiles. Pilot is uniquely positioned to meet this demand and to capture new category sales and profits by bringing the first breakthrough OTC medical foods and prescription botanical drugs to the marketplace. For example, Airozin™, Pilot’s revolutionary medical food, is the first, once-a-day, non-steroidal product available OTC for the long-term management of asthma.

     Pilot’s products are notable for their potency and simplicity with respect to mechanism of action and regulatory requirements for approval, respectively. Pilot has taken a pharmaceutical approach to the development and clinical testing of all of these products. The FDA has adopted regulatory policies (Orphan Drug Amendment of 1998) creating an OTC “Medical Food” category allowing for non-prescription marketing and sales of novel OTC products. Major advantages of this category include the allowance of disease claims, no requirement for pre-marketing regulatory approval and the exemption from nutritional labeling. An OTC medical food is a product that is consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.

     Completely distinct from dietary supplements (that are prohibited from making medical claims), the medical food category of OTC products can be positioned and sold alongside OTC pharmaceuticals in sections according to disease indication (e.g., cough/cold/allergy).

     In contrast, physician-directed prescription treatment regimens account for the vast majority of product used in treating and reducing complications associated with the so-called “silent killers” such as cardiovascular disease, cancer, and diabetes. Therefore, PLT 732 for cardiovascular disease is being developed for prescription sale as a botanical Rx product. For cancer and cystic acne indications, Pilot is developing synthetic fatty acid like compounds (new chemical entities in-licensed from Bristol Myers Squibb) that bind to nuclear receptors for prescription sale. All pre-clinical validation is complete for both PLT 99511 (for acne) and PLT 99527 (for cancer), and Pilot expects to file INDs (“Investigational New Drug”) with the FDA (and in the case of PLT 99527, request “fast-track status”) and initiate clinical trials by year-end 2004.

Pilot’s Products

Products	Category	Indication

Airozin™ for Adults (ages 12 and older)	Medical Food	Asthma
Airozin™ for Children (ages 6-11)	Medical Food	Asthma
PLT 1288	Medical Food	Arthritis
PLT 732	Pharmaceutical (Botanical)	Cardiovascular Disease
PLT 99511	Pharmaceutical	Cystic Acne
PLT 99257	Pharmaceutical (Fast-track)	Cancer
PLT 2753	Medical Food	Allergic Rhinitis

Airozin™ for Asthma

     According to the Center for Disease Control (“CDC”), approximately 26.7 million Americans have asthma today, and the prevalence of the disease has doubled over the last 20 years according to the American Academy of Allergy and Immunology. Another indication of the growing market size is that in 1998 the costs of asthma reached

$12.7 billion in the U.S., increasing from $6.2 billion in 19901. Pilot believes Airozin™ is the first OTC management product designed to control elevated leukotriene levels associated with asthma. Leukotrienes are among the most potent triggers known to cause the signs and symptoms of asthma and blocking leukotriene production is known to decrease the frequency and severity of asthma attacks. Airozin™’s safety and efficacy has been demonstrated in five clinical trials at major medical or FDA trial centers. Results of these trials have been reported in seven peer-reviewed publications. For example, a recent randomized, double-blinded clinical study showed that Airozin™ reduced leukotriene levels in 78% of asthmatics tested2.

     In addition to being safe and effective, AirozinTM is conveniently formulated as a once-a-day asthma management product to be sold OTC in the cough/cold/allergy section of pharmacies in food, drug, and mass merchandise stores. It is safe as an adjunct therapy for use with prescription medicines, although ultimately it has the potential to obviate the need for some of these drugs in some asthma patients. As an OTC solution, Airozin™ addresses consumers’ trend toward self-care in the asthma community.

     Airozin™’s active ingredients are natural marine and botanical oils with long histories of safe use in humans. The marine oil (“EPA”) is available to the Company through wholesalers, and the botanical oil (“GLA”) is produced from borage seed through the Company’s partnership with Kings, Inc., a wholly owned subsidiary of Associated British Foods, Inc. Currently, borage is grown in the United Kingdom (“UK”), Australia, Canada and Chile, and the Company and Kings have plans to work with South Carolina growers in producing the crop and harvesting seeds in accordance with Pilot’s South Carolina Incentive Agreement (See “Strategic Alliances” ).

     In summary, Airozin™ is, in essence, an OTC, medical food that provides effective reduction in leukotrienes. Airozin™ has earned endorsements from key thought leaders in the clinical management of asthma in children (ages 6-11) and adults (ages 12 and older). Together with its strategic research partner, Quintiles Transnational Corporation (“Quintiles”), Pilot has invested over one million dollars in extensive market research to determine the most appropriate marketing strategy for introducing Airozin™ into the emerging medical foods category. The research consisted of face-to-face interviews with 203 physicians and 91 patients in five major cities conducted by the Lewin Group, a nationally recognized consulting firm. In a detailed survey of over 200 leading prescribers of asthma medicines, 63.6% indicated that based on the current data they would recommend that their patients try AirozinTM, and an additional 28.5% said that they would not discourage use of AirozinTM among their patients. The remaining 8.0% would reserve judgment pending further clinical data. This research was gathered prior to Pilot’s fifth clinical trial which showed that Airozin™ reduced leukotriene levels in 78% of asthmatics tested.

     The development and marketing strategies for Airozin™ combine outstanding science, a pharmaceutical development approach (e.g., clinical trials in FDA approved centers, ethical promotion, etc.), and a strong retail strategy to create what Pilot believes will be a beneficial and profitable OTC product. Pilot has announced that it expects to launch Airozin™ in two markets to test two distinct distribution strategies, retail and direct-to-consumer, in April 2003. Pilot will conduct an AC Nielsen controlled market test in Charleston, South Carolina – an AC Nielsen designated retail test market – to obtain volumetric projections of Airozin™ utilizing a retail model in a midsized market. The price for a two weeks’ supply is expected to be $19.99, and the AC Nielsen test will be carried out for six months measuring critical endpoints such as a national first year sales forecast (+ 10%) and trade and consumer reactions based on actual sales. Simultaneously, Pilot will conduct a test in Greenville and Spartanburg, South Carolina and Asheville, North Carolina to determine sales projections utilizing a direct selling approach via a toll-free number and an Airozin™ web site.

     In both these strategies, the launch will focus on gaining endorsement and adoption by physicians and other healthcare professionals while engaging in a targeted consumer advertising and promotional campaign. Key promotional elements for both launches are planned to include a combination of medical and direct to consumer advertising and promotion to build brand equity. Results from these tests will provide critical information that will be utilized in the national distribution of Airozin™.

     Pilot believes that gaining ideal retail distribution nationally is important to the successful launch of Airozin™. Pilot’s initial plans call for Airozin™ to be available OTC in the cough/cold/allergy section (not with vitamins and

1 Redd SC, Environmental Health Perspective, August 2002.
2 Surette et al, Clinical Therapeutics, Vol. 25, 2003.

dietary supplements) of pharmacies in major drug chains, food stores and mass merchandise stores. To accomplish this important task, Pilot has developed a core competency in the retail selling function through its recruitment of key senior managers with retail product launching and marketing experience, and in addition Pilot is working with numerous brokerage groups to provide a broker sales force with the expertise to get Airozin™ on the shelves of select retailers.

Pilot’s Second OTC Medical Food — PLT 1288 for Arthritis

     PLT 1288 is a novel, OTC medical food for the long-term management of inflammatory joint diseases, including arthritis. Arthritis is a disease that affects 43 million people in the U.S. alone according to the CDC. Consisting of a proprietary, once-a-day, clinically-validated formulation, PLT 1288 blocks the production of two families of substances known to contribute to the deleterious effects of joint diseases, including pain and swelling, cartilage loss, bone resorption and joint failure. The newest prescription treatment for rheumatoid arthritis (“RA”), Enbrel® (by Amgen), which is a cytokine blocker (specifically of TNFα, a cytokine known to exacerbate RA) with estimated 2003 sales of $1.2-1.4 billion3, is further evidence that elevated cytokines are known to contribute to the inflammation associated with RA.

     Pilot-sponsored, proof-of-principle clinical trials in humans revealed that PLT 1288 blocked the production of whole blood TNFα. In addition, PLT 1288 inhibited leukotriene synthesis in a double-blinded, placebo-controlled clinical trial conducted by Quintiles. Based on its dual mechanism of anti-inflammatory action, Pilot expects that PLT 1288 will have a substantial impact on ameliorating the signs and symptoms of inflammatory joint diseases.

Pilot’s Third OTC Medical Food — PLT 2753 for Allergic Rhinitis

     Similar to Airozin™, PLT 2753 is an OTC medical food that modulates leukotriene biosynthesis, a lipid molecule that is produced by immune cells and is involved in the pathogenesis of inflammatory and allergic disorders, including asthma and allergic rhinitis. According to WebMD, allergic rhinitis, or hay fever, affects 20% of the U.S. population.

     PLT 2753 targets the production of leukotrienes, the major metabolites of arachidonic acid produced by inflammatory cells that are known to cause the inflammation associated with allergic disorders. The current medications available to treat inflammation associated with allergic rhinitis include anti-inflammatory steroids administered as nasal sprays. These agents, however, do not control symptoms in all patients and create undesired side effects, including possible damage to delicate mucus membranes. The important role that inflammatory leukotrienes play in allergic rhinitis is widely recognized through clinical trials that have shown that blocking the action of leukotrienes resulted in a significant amelioration of the symptoms associated with allergic rhinitis, and the recent approval of Singulair® for the treatment of allergic rhinitis is further evidence of the importance of leukotriene inhibitors in treating allergies. Pilot believes leukotriene blockers such as PLT 2753 will play an important role in the management of allergic rhinitis as a safer alternative to steroids.

Pilot’s Lead Prescription Product — PLT 732 for Cardiovascular Disease and Diabetes

     Designed to block triglyceride elevations in diseases such as cardiovascular disease (“CVH”), stroke and diabetes (combined market sizes of $45 billion4), Pilot believes that PLT 732 has the opportunity to become the first line therapy in the treatment of hypertriglyceridemia. Studies have identified high triglyceride levels as a major independent risk factor for CVD. According to the American Heart Association, there are approximately 1.1 million heart attacks per year in the U.S. and approximately 12 million living survivors at risk for a second heart attack. A recent study in the journal Circulation revealed high triglyceride levels are a major risk factor associated with recurrent stroke in humans5. Diabetes (Type II in particular) is associated with a concomitant increase in coronary artery disease and elevated triglycerides.

3 Morgan Stanley, AMGN research report, 1/24/03.
4 MedAd News Vol. 21, No. 5; May 2002.
5 Vol. 104:2892, Dec. 2001.

Despite recent studies showing elevated triglycerides as a major risk factor for CVD and stroke, there are few therapeutic options for hypertriglyceridemia: statins, while effective in lowering cholesterol, often fail to lower triglycerides; statin-fibrate combinations have a risk of major side effects, including myopathy; and diet and exercise are often ineffective in controlling hypertriglyceridemia.

     A proof of principle trial in 2000 showed that PLT 732 caused a marked reduction in triglycerides in hypertriglyceridemic patients. A randomized, placebo-controlled, double-blinded, Phase I/IIA clinical trial (n=67) carried out at an FDA approved contract research organization (“CRO”) and completed in 2002 showed that PLT 732 safely and effectively reduced triglycerides in hypertriglyceridemia patients. As outlined in the Botantical Rx Guidelines from the FDA in 2000, there is great potential to “fast-track” natural products with a safe history of use. Pilot believes the FDA will determine that the safe history of botanical use, and safety and efficacy trials conducted by Pilot to justify advancement of PLT 732 to late Phase II/early Phase III clinical trials under an IND. Pilot is currently preparing an IND for PLT 732.

Pilot’s Other Prescription Products — PLT 99511 and PLT 99257, Selective Retinoid Receptor-Gamma Agonists

     Pilot is also researching and developing new chemical entities, as opposed to natural pharmaceutical product candidates, intended for the treatment of cancer and cystic acne via the activation of nuclear hormone receptors. Studies over the last five years reveal that the nuclear receptor biology involving fatty acids or fatty acid like molecules may hold the key to revolutionary treatments for complex human diseases such as cancer and cystic acne. Pilot in-licensed two of Bristol-Myers Squibb (“BMS”) products in development, PLT 99511, for cystic acne, and PLT 99257, for cancer. Both PLT 99511 and PLT 99257 are synthetic chemicals and the Company plans to file INDs for these drug candidates and move them into Phase I clinical trials in late 2004.

     PLT 99511 and PLT 99257 are selective agonists of the nuclear retinoid receptor, RARγ. The RARγ receptor has been localized to selected tissues, such as skin, and activation of this receptor arrests the growth of a number of cancers.

     PLT 99511 is the first RARγ specific oral retinoid for severe acne. It is an oral product that has been shown in early studies, in a highly predictive acne model, to be more potent than Accutane® (a general RAR agonist, with estimated 2002 sales of approximately $900 million6) in oral potency and superior in terms of maximal efficacy and time to onset of activity. Due to its RARγ specificity, PLT 99511 does not affect serum triglycerides because the human liver does not contain the RARγ receptor, which provides a major safety advantage over Accutane® and other existing therapies.

     PLT 99257 is in development as a chemotherapeutic for the treatment of cancer, especially those cancers that are of squamous/epithelial cell origin, including squamous cell carcinoma, Kaposi’s sarcoma, non-small cell lung carcinoma and cervical intraepithelial neoplasia. PLT 99257 is a selective RARγ specific oral retinoid that has completed pre-clinical development. It does not appear to affect serum triglycerides, which again provides a major safety advantage over existing therapies. The Company is preparing to file an IND, requesting “fast-track” status, for PLT 99257 for cancer. In addition, the National Institutes of Health have selected PLT 99257 for a prestigious cancer drug-screening program conducted by the National Cancer Institute.

Strategic Alliances

     Pilot has the following key strategic alliances:

Intellectual Property and Research and Development Alliances with Leading Academic Centers

•	Wake Forest University School of Medicine
•	In-licensed patent portfolio (Dr. Floyd H. Chilton’s inventions while at Wake Forest University School of Medicine), including 19 issued and approved/pending patents, relating to Pilot’s medical food products and anti-cancer compounds.

6 Morgan Stanley, Pharmaceutical Industry Overview, 1/16/03.

•	Ongoing research and development using the Functional LiponomicsTM discovery engine.
•	Johns Hopkins University School of Medicine
•	In-licensed patent portfolio (Dr. Chilton’s inventions while at Johns Hopkins University School of Medicine), including 23 issued and approved/pending patents relating to Pilot’s anti-cancer compounds.
•	Drs. Chilton and Marc Surette, Pilot’s Vice President of Research, continue to conduct research and publish with several faculty members at the Johns Hopkins Asthma and Allergy Center.
•	Clemson University
•	Agriculture research optimizing growing conditions and yields of crops that provide active ingredients for Pilot’s products.

Intellectual Property and Research and Development Alliance with Leading Pharmaceutical Company
•	Bristol Myers Squibb
•	In-licensed compounds and intellectual property for all rights to develop and commercialize selective retinoid receptor modulators.
•	Worldwide exclusive license to develop and market a BMS patented class of selective oral retinoid receptor agonists to treat acne and other disorders. Pilot will pay license fees and royalties based upon certain milestones and net sales of products containing the patented compound.

Clinical Development and Market Research Alliance
•	Quintiles Transnational Corporation and its affiliates.
•	$4.0 million provided to the Company as a credit line which can be converted to equity.
•	Conducted extensive market research in preparation for regional and national commercial OTC launch of Airozin™.

Financial Support Incentive Program with Regional Governments and Government Agencies
•	State of South Carolina
•	On October 4, 2002, Pilot AgBio, Inc. (“AgBio”), a wholly-owned subsidiary of Pilot, and Pilot entered into an Incentive Agreement with various agencies and a county in the State of South Carolina as well as a banking corporation and developer, providing AgBio and Pilot a wide range of performance-based incentives, authorized by state statute, including Job Tax Credits and Job Development Credits in addition to assistance through grants and loans.

Under the Incentive Agreement, a biopharmaceutical manufacturing facility (“Project Facility”) will be constructed by a developer and leased to AgBio. Certain funds under the Incentive Agreement are to be utilized by AgBio for investment in the Project Facility. Additionally, Pilot has relocated its corporate headquarters and research and development facilities to South Carolina.

As of December 31 2002, AgBio received $5,125,000 under the Incentive Agreement in the form of economic development grants and working capital loans. Specifically, AgBio received the following: (i) $1,500,000 working capital term loan from a banking corporation (“Banking Loan”), bearing interest at Prime plus 1.5%, having a term of six years with interest only payments beginning March 15, 2003 and a balloon payment at the end of the term; (ii) $2,125,000 South Carolina state agency forgivable working capital loan (“Agency Loan”), bearing interest at 3% and a balloon payment at the end of the fifth year; (iii) $500,000 as an incentive from the developer for the signing of the lease on the Project Facility; and (iv) $1,000,000 grant to assist the Company in upfitting and equipping the Project Facility and commencement of agricultural and production operations. Pilot also expects to receive a $500,000 grant for the costs associated with the relocation of its corporate headquarters and research and development facilities to South Carolina and an additional $1,000,000 for construction of a research facility, later in 2003. In addition, AgBio and Pilot are eligible for job development and various other tax incentives and credits that are expected to be realized over the next five to ten years.

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

•	The Company is relocating various employees and offices to South Carolina in which the Company expects to incur relocation costs. Until the Company has determined the number of employees relocating and the total cost of moving the office facilities, the Company cannot reasonably estimate such costs.

•	National Institutes of Health
•	SBIR Grant for a clinical trial to test the safety and efficacy of Airozin™ in young children (down to age 2) — pending.
•	National Institute of Cancer accepted PLT 99257 for its cancer screening program.
•	SBIR Grant in 2001 to test novel fatty acids in cancer models funded.

Raw Materials Supply and Manufacturing Alliances
•	On September 24, 2002, the Company and Pilot entered into a Purchase Agreement with Kings, Inc. (“Kings”), a wholly-owned subsidiary of Associated British Foods (a $15 billion multinational corporation based in the UK), for the purchase of borage concentrate, which is used in the production of Airozin™. Under the Purchase Agreement, the Company owed Kings $2,844,864, which was paid in the form of: (1) $200,000 at the signing of the Purchase Agreement; (2) delivery of 523,288 restricted shares of the Company’s common stock (“Restricted Shares”), valued at $1,569,864 at the signing of the Purchase Agreement; and (3) the remaining $1,075,000 to be paid to Kings as 50% of any monies (other than (i) grants or (ii) loans made to Pilot by Academy Venture Fund LLC or its affiliates in an amount not to exceed $240,000) raised by Pilot after the signing of the Purchase Agreement.

Until such time that Kings disposes of or the Company repurchases the Restricted Shares, interest shall accrue at the Bank of England Prime Rate plus 1% on the remaining principal amount of the Restricted Shares computed at $3.00 per share. If by July 1, 2003, the Company has not purchased from Kings a number of Restricted Shares which would enable Kings to sell under Securities Act Rule 144 (“Rule 144”) the remaining Restricted Shares on September 24, 2003, the Company shall commence the preparation of a Registration Statement with respect to the remaining Restricted Shares. From September 24, 2002 through September 12, 2003, the Company will have the right to repurchase the Restricted Shares at $3.00 per share plus accrued interest; in addition Kings may only sell the Restricted Shares to the Company or its designee. Between September 13, 2003 and September 17, 2003, the Company must repurchase any remaining Restricted Shares, at $3.00 per share, plus accrued interest upon written notice from Kings. If all of the remaining Restricted Shares held by Kings on September 24, 2003 are not repurchased, Kings shall have the right to sell the remaining Restricted Shares. If the remaining Restricted Shares are sold by Kings on or prior to March 31, 2004 at a price per share less than $3.00, the Company will be obligated to pay the difference between $3.00 and the price that Kings is able to sell the Restricted Shares, plus accrued interest. Likewise, if the remaining Restricted Shares are sold by Kings at a price in excess of $3.00 per share, Kings is obligated to pay the excess to the Company.

As of December 31, 2002, the Company had paid for and received the initial purchase of borage oil in the amount of $200,000 and had remitted the remaining cash obligation of $1,075,000 to Kings. Additionally, the Company has included the value of the Restricted Shares, $1,569,864, in other long term liabilities, which will be required to be repurchased by the Company if Kings is unable to sell the Restricted Shares to a third party. The remaining outstanding inventory to be received, $2,644,864, is recorded as inventory deposits pending its physical release to the Company. This inventory is expected to be utilized over 18 months based on the Company’s current operating plan. The inventory deposits will be recorded at the lower of cost or market and reviewed for potential impairment on a periodic basis.

•	Kings has established an office in the southeastern U.S. that plans to work with Clemson University and Orangeburg County, South Carolina farmers to optimize the growing seasons and conditions for borage in South Carolina.

•	Span Contract Packaging (Greenville, South Carolina)
•	cGMP production of Airozin™.

Marketing Alliances
•	AC Nielsen will conduct control market test in Charleston, South Carolina.
•	Quixote Group, LLC will provide consumer marketing and PR services.
•	Emerson Group will provide a broker sales force to help place Airozin™ on the shelves of selected retailers.

PATENTS/INTELLECTUAL PROPERTY

     The Company’s success is dependent in part on its ability to obtain and maintain patent protection for its products, obtain and maintain adequate licenses for the use of patents licensed or sublicensed from or to third parties, maintain trade secret protection, obtain and maintain protection of proprietary know-how, and operate without infringing the proprietary rights of others. Pilot’s policy is to aggressively protect its proprietary technology through patents, where appropriate, and through trade secrets or other types of intellectual property in other cases, or in addition to patent protection. Additionally, Pilot will rely on licenses of patent and other intellectual property rights from or to third parties. We, or our licensing partners, have obtained approximately 41 patents, which will expire on various dates between 2015 and 2020. Pilot has filed patent applications for additional patents covering our products, processes, and methodologies as appropriate, and currently have approximately 28 patents pending. Management intends to continue to file patents when needed to protect the Company’s proprietary technologies, and intends to in-license or out-license selected patent rights where potentially beneficial to the Company.

     In December 1998, Pilot entered into a license agreement with Wake Forest University (“Wake Forest”) whereby it licensed certain patented or patent pending inventions from Wake Forest in exchange for common stock. Pilot is required to pay Wake Forest license fees and milestone payments based upon the achievement of certain product development events related to licensed products, as defined in the agreement. In addition, Pilot is obligated to pay royalties, ranging from 3% to 5%, to Wake Forest based on net sales of products related to the licenses obtained, with a minimum royalty of $30,000 beginning in the year ended December 31, 2001. Pilot has the option to issue warrants to Wake Forest, in an amount determined by the terms of the agreement, to purchase common stock with an exercise price of $1.00 per share in lieu of the cash payment of the minimum royalty up until net sales of licensed products exceed $5 million in a calendar year.

     In April 1999, Pilot entered into an exclusive license agreement with Johns Hopkins University (“Johns Hopkins”) for the rights to certain patented or patent pending inventions. The license agreement provides for Pilot to reimburse Johns Hopkins for the costs of maintaining the patent rights, pay a processing fee of $5,000, and pay an annual maintenance fee beginning in 2001 of $2,500. Pilot is required to pay royalties of 1.5% of net sales, with minimum payments until cumulative net sales reach a certain level. There are also milestone payments based upon the achievement of certain product development events, as defined in the agreement. In the event the license is sold there are payments due on the amount of the sale, ranging from 5% to 10%, as well as 5% of any additional amounts that may be received from any sublicense. The license agreement terminates concurrently with the expiration of the patents.

     On October 3, 2001, Pilot and Bristol-Myers Squibb (“BMS”) signed an agreement granting Pilot a worldwide exclusive license to develop and market a BMS patented class of oral retinoids. Pilot will pay license fees and royalties based upon certain milestones and net sales of products containing the patented compound, respectively.

     The Company has several pending trademarks that it intends to use to uniquely identify and brand its products in the marketplace. The Company typically seeks to register these marks in the United States, but in the future may seek to register these marks in other parts of the world where the products are made, used or consumed. The primary pending trademarks owned by the Company are Airozin™ and Functional Liponomics™. In addition, trademark applications for the Airozin™ design, AIROZIN – ITS FOR BREATHING, NATURALLY, and the Pilot Therapeutics name and logo are currently pending.

GOVERNMENTAL REGULATIONS

     The manufacture and sale of medical food products and botanical and synthetic drugs are subject to regulation principally by the FDA and state and local authorities in the United States, and by comparable agencies in certain foreign countries. The Federal Trade Commission (“FTC”) and state and local authorities regulate the advertising of foods and OTC drugs. The Federal Food, Drug and Cosmetic Act (“FDC Act”) and the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company’s products. In general, products falling within the FDA’s definition of drugs, whether botanical or synthetic, require premarketing clearance by the FDA. Products falling within the definition of “medical foods” (a legal category recognized by Congress in 1988 in the Orphan Drug Amendments, 21 U.S.C. Section 360ee(b)(3), incorporated into the FDC Act by the Nutrition Labeling and Education Act of 1990, Pub. L. 101-535, 104 Stat. 2353, 2357) do not require premarketing clearance. In addition to the requirement that a medical food be generally recognized as safe (“GRAS”), 21 U.S.C. Section 360ee(b)(3) states:

“The term medical food means a food which is formulated to be consumed or administered externally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation.”

     The FDA’s regulations further interpret the definition of medical food, limiting it to a food in pertinent part “only if”:

•	It is a specially formulated and processed product as opposed to a naturally occurring foodstuff used in its natural state;
•	It is intended for the dietary management of a patient who has special medically determined nutrient requirements, the dietary management of which cannot be achieved by the modification of the normal diet alone;
•	It provides nutritional support specifically modified for the management of the unique nutrient needs that result from the specific disease or condition, as determined by medical evaluation;
•	It is intended to be used under medical supervision; and
•	It is intended only for a patient receiving active and ongoing medical supervision wherein the patient requires medical care on a recurring basis for, among other things, instructions on the use of the medical food.

     The Company intends to market its lead medical food product, Airozin™ for the dietary management of asthma, as a medical food.

     The Company also intends to develop and commercialize both botanical and synthetic prescription drug products. In general, the steps required before a drug may be marketed in the United States include (i) preclinical laboratory and animal testing, (ii) submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before clinical trials may commence, (iii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug, (iv) submission to the FDA of a New Drug Application (“NDA”) and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each drug product, each drug-manufacturing establishment must be registered with the FDA and must comply with good manufacturing practice requirements.

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

     In August 2000, the FDA published “Draft Guidance for Industry: Botanical Drug Products” (“Draft Guidance”), which provides, among other things, that botanical drug products that are generally recognized as safe, (“GRAS”) currently legally marketed as dietary supplements or foods, or are demonstrated to have a safe history of use, may require less preclinical and toxicology information that synthetic new drugs, which could result in more rapid advancement from IND filing to late-stage (Phase II and Phase III) clinical trials than generally expected for synthetic or new chemical entities. Based on the fact that the Company’s botanical ingredients have a history of safe use, and may have marketed as medical foods with GRAS ingredients, the Company believes its botanical drug products may obtain this more rapid advancement to late-stage clinical trials following the filing of INDs.

     In addition, see the Section captioned “RISK FACTORS” in Item 6 herein.

RESEARCH AND DEVELOPMENT

     Pilot entered into a research agreement with Wake Forest whereby Wake Forest will perform sponsored research. Beginning in July 1999, the agreement requires Pilot to request that Wake Forest perform sufficient research for which Pilot shall pay Wake Forest a minimum of $50,000 per year through the year ending December 31, 2002.

     In connection with a research agreement with Wake Forest, Pilot entered into a sponsored research sub-agreement in March 2001. In exchange for research assistance, Pilot paid $148,000 in fees to Wake Forest over the specified term of the agreement.

     During the fiscal years ended December 31, 2002 and 2001, and the period from August 3, 1998 (inception) to December 31, 2002, the Company incurred research and development expenses of $1,095,000, $1,724,000 and $4,402,000, respectively.

EMPLOYEES

     As of December 31, 2002, we had 14 full-time employees, including two (2) people with Ph.Ds. Of these 14 employees, three (3) employees were engaged in research and development and contract related research and development activities, one (1) was engaged in production or production development related activities and ten (10) were in administrative, business development, or sales and marketing positions. We consider relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Parent and their ages are as follows:

Name	Age	Position

Glenn J. Kline	39	Chairman of the Board of Directors, Acting Principal Financial Officer and Secretary
Floyd H. Chilton, III, Ph.D.	45	Founder, Director, President, Chief Executive Officer and Chief Scientific Officer
Santo J. Costa, J.D	57	Director
James W. Johnston	56	Director
Bradley J. Undem, Ph.D.	46	Director
Margaret M. Urquhart	53	Director
Jack Voller	56	Vice President of Marketing, Pilot Therapeutics, Inc.
John Crain	55	Vice President of Sales, Pilot Therapeutics, Inc.

     Glenn J. Kline has been the Chairman of the Board of Directors since the Company’s inception in August 1998. Mr. Kline was elected Secretary of the Company in February 2003 and Acting Principal Financial Officer of the Company in March 2003. Since 1997, Mr. Kline has been Managing Partner of The Academy Funds (“Academy”), an early stage venture group. Academy actively participated in the formation of Pilot and continues to help guide our corporate strategy and raise necessary funding. In the five years prior to joining Academy, Mr. Kline worked at Del Monte Fresh Foods Co., a $1.5 billion multinational corporation, where he was a member of the executive management team as Senior Director in charge of the Business Development and Strategic Planning Group. Prior to joining Del Monte Fresh Foods Co., Mr. Kline spent seven years at Ventana Growth Funds, a venture capital firm based in California. He currently serves on the board of directors for the University of North Carolina General Administration Partnership for Innovation, Silicon Semiconductor Corporation and Sharp Vista Technologies, Inc.

     Floyd H. Chilton, III, Ph.D., Founder, Director, President, Chief Executive Officer and Chief Scientific Officer. Dr. Chilton has been a Director of the Company since inception in August 1998. Prior to joining the Company as President, CEO and CSO in December 2000, Dr. Chilton was Director of Molecular Medicine, Professor of Physiology and Pharmacology, Professor of Internal Medicine and Professor of Biochemistry at the Wake Forest University School of Medicine from 1991 to 2000 and an Assistant Professor at the Johns Hopkins School of Medicine from 1986 to 1991. Dr. Chilton holds 18 issued and 25 pending patents. He has authored or co-authored over 100 scientific articles and book chapters.

     Santo J. Costa, J.D. Mr. Costa has been a Director of the Company since January 2000. Since June 2001, he has been a consultant for Quintiles Transnational Corp., a premier contract pharmaceutical organization, where he was Vice Chairman from December 1999 to June 2001 and President from April 1994 to December 1999. He joined Quintiles as President and Chief Operating Officer in April 1994 at the time of its initial public offering (“IPO”). Prior to joining Quintiles, Mr. Costa spent 23 years in the pharmaceutical industry, most recently serving as Senior Vice President for Administration and General Counsel of Glaxo, Inc. Mr. Costa also serves on the Boards of Directors of NPS Pharmaceuticals, Inc., CV Therapeutics, Inc., Ribapharm Inc., Yonkers Industries Inc., and Digiscript Inc.

     James W. Johnston. Mr. Johnston has been a Director of the Company since May 1999. He has been President and Chief Executive Officer of Stonemarker Enterprises, Inc. a consulting and investment company, since July 1996. He previously served as Vice Chairman of RJR Nabisco, Inc., a holding company, from 1995 to 1996. He also served as Chief Executive Officer of R.J. Reynolds Tobacco Co. from 1989 to 1995 and Chairman from 1989 to 1996. Mr. Johnston also serves on the Board of Directors of Sealy Corporation, Adhesion Technologies, and Remote Light Inc.

     Bradley J. Undem, Ph.D. Dr. Undem has been a Professor of Medicine and Physiology at the Asthma and Allergy Center of The Johns Hopkins University School of Medicine since 1987. Mr. Undem has been a Director of the Company since 1999.

     Margaret M. Urquhart. Ms. Urquhart has been a Director of the Company since April 2001. She was the President of Krispy Kreme Stores, Inc. from December 1999 to December 2000, and the President of Lowes Foods, Inc. from November 1995 to December 1999, where she had the distinction of being one of two women in the country to serve as president of a supermarket chain with more than 50 stores. Similarly, as Vice President and Officer of Hannaford Bros. Co. and President of its subsidiary, Wellby Super Drug Stores, she had the distinction of being the first woman to be President of an American retail drug store chain.

     Jack Voller, Vice President of Marketing, Pilot Therapeutics, Inc. Mr. Voller has been the Vice President of Marketing, Pilot Therapeutics, Inc. since January 2002, and he served as the Vice President of Sales for Pilot from September 2001 to January 2002. Mr. Voller has over 24 years of marketing experience, most recently as Senior Product Manager at Glaxo SmithKline from 1997 to September 2001. Previously, Mr. Voller spent 10 years with Warner-Lambert (now Pfizer), most recently as the Director of Professional Sales and Marketing and was with Bristol-Myers Squibb for the prior 12 years. Some of the products introduced and/or marketed with Mr. Voller’s involvement include major OTC brands such as Listerine® Mouthwash, Benadryl® Allergy Medication, and Lubriderm® Skin Care products. He also directed the launches of innovative products such as Benadryl® Dye Free and Cool Mint Listerine®.

     John Crain, Vice President of Sales, Pilot Therapeutics, Inc. Mr. Crain joined Pilot as Vice President of Sales in January 2002. Mr. Crain has over 30 years of experience in the over-the-counter market, most recently as Vice-President of Sales and Marketing at Dickinson Brands, Inc., a manufacturer and distributor of witch hazel products, from June 1997 to February 2001. In that position he was responsible for developing and directing sales and marketing efforts. Prior to joining Dickinson Brands, Mr. Crain served as Vice President of Sales for seven years at Goody’s Pharmaceuticals (later the Goody’s Division of Block Drug), where he directed all sales activities for Goody’s Headache Powders®. From 1979 to 1991, Mr. Crain worked for Warner Lambert (now Pfizer) where he held a variety of management positions, including Regional Director of Sales as well as Director of Sales Operations. Mr. Crain has been involved in the introduction and/or marketing of products such as Listerine®, Efferdent®, Lubriderm® and Benadryl®.

Item 2.  Description of Property

     The Company’s operations are located in approximately 11,400 square foot facility at 2000 Daniel Island Drive, Charleston, South Carolina. The lease is for an eighteen-month term expiring in 2004, and provides for monthly rent payments of approximately $18,000.

     The Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various federal, state and local occupational safety and health laws. The Company believes it has complied in all material respects with regard to governmental regulations applicable to it.

     The Company believes that its facilities are in good condition and are suitable and adequate for the Company’s business. In addition, the Company believes that its facilities are adequately covered by insurance.

Item 3.  Legal Proceedings

     The Company is not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market Common Equity and Related Stockholder Matters

Market for the Registrant’s Common Equity

     The Parent’s common stock is traded on the OTC Bulletin Board under the symbol “PLTT”. Prior to December 1, 2001, the Parent’s common stock had traded under the symbol “ILRG”.

     The table below shows the range of high and low per share bid prices for our common stock for the periods indicated, as quoted by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	2002		2001

Quarter ended	High	Low	High	Low

March 31	$9.35	$5.50	$6.75	$5.50
June 30	8.00	3.25	7.50	5.50
September 30	4.20	2.40	7.00	6.15
December 31	2.90	1.50	9.25	4.75

     As of February 28, 2002, there were approximately 326 record holders of our common stock.

     The Company has never declared or paid any cash dividends on shares of our common stock. The Company currently intends to retain all earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     During the fourth quarter of 2002, the Parent issued the following securities that were not registered under the Securities Act of 1933:

     On November 14, 2002, the Parent issued 5,100 shares of common stock to a consultant for services rendered in connection with real estate consultations and website development assistance exempt from registration under Rule 701 of the Securities Act of 1933. The securities were issued to the consultant at par for no additional consideration, thus no cash proceeds were received.

     On November 21, 2002, the Parent issued 1,000 shares of common stock to Academy Venture Funds in return for a loan guarantee exempt from registration under Rule 701 of the Securities Act of 1933. These securities were issued at par for no additional consideration, thus no cash proceeds were received.

     On December 3, 2002, the Parent issued 1,148 shares of common stock to a consultant for public relations advice exempt from registration under Rule 701 of the Securities Act of 1933. These securities were issued at par for no additional consideration, thus no cash proceeds were received.

     On December 3, 2002, the Parent issued 10,000 shares of common stock for consulting services related to proposed state incentive programs, exempt from registration under Rule 701 of the Securities Act of 1933. These securities were issued at par for no additional consideration, thus no cash proceeds were received.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

     Certain statements in this section and elsewhere in this Annual Report on Form 10-KSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The terms “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan,” and “project” and similar words or expressions are intended to identify forward-looking statements. The forward-looking statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Our business is subject to many risks and uncertainties, including our ability to register, commercialize or license our products successfully and to promote physician and patient acceptance of our products, our need to obtain substantial additional capital to fund our operations and the progress of product development, and the uncertain regulatory environment (and the resulting requirements and restrictions regarding pre-marketing approval and label and promotional claims) surrounding our lead product. These and other risks and uncertainties, many of which are described in more detail in this section of our Annual Report on Form 10-KSB under “Risk Factors,” could cause actual results and experience to differ materially from those expressed or implied by any of these forward-looking statements.

OVERVIEW

     Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our financial condition and results of operations from the years ended December 31, 2002 and December 31, 2001, to the extent such analysis relates to our plan of operation.

     The following discussion, analysis and plan of operation should be read in conjunction with the accompanying Consolidated Financial Statements and related notes of Pilot Therapeutics Holdings, Inc., formerly Interallied Group, Inc. (“ILRG”), and its wholly owned subsidiaries including Pilot Therapeutics, Inc. (together referred to as the “Company,” “us” or “we”).

     The comparative results of operations for the years ended December 31, 2002 and 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.’s wholly owned subsidiary Pilot Therapeutics, Inc. and not the operations of ILRG. Prior to the recapitalization transaction with Pilot Therapeutics, Inc., ILRG was engaged in restaurant operations until the second quarter of 2000, when such operations were discontinued. Our current operations are the discovery and development of pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading.

RESULTS OF OPERATIONS

     As a development stage company, our operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, we have not yet generated any revenues from operations.

Research and Development Expenses

     Since inception, we have been developing products that are created from our proprietary Functional Liponomics™ discovery platform. The Functional Liponomics™ discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. We expect that over the next 12 months, we will continue: (i) the development of our medical food product for asthma, Airozin™, that we currently expect to launch in April 2003; (ii) an additional premarketing clinical trial for PLT 1288, Pilot’s medical food for arthritis; and (iii) the preparation and filing of an Investigational New Drug (“IND”) application and continuation of clinical trials for our lead botanical drug candidates for coronary heart disease (PLT 732).

     Our research and development expenses in 2002 were $1,095,000, as compared with $1,724,000 in 2001, a decrease of 36%. This decrease in research and development expenses is primarily attributable to completion of several clinical trials of pipeline products generated from our Functional Liponomics™ discovery platform, as we prepared our lead products for introduction into the marketplace. These trials started in 2001. Due to cash flow restraints, no new trials were conducted in 2002. We have included in our research and development expenses the personnel costs related to our research activities and costs related to clinical trial expenses.

General and Administrative Expenses

     General and administrative expenses decreased from $5,205,000 in 2001 to $4,291,000 in 2002. Spending in 2001 anticipated a 2002 launch of Airozin™. The launch did not occur as originally planned and, accordingly, spending was reduced to preserve cash. We expect general and administrative costs to increase as a result of the selling and marketing costs associated with the launch of Airozin™, including the hiring of additional personnel, over the next 12 months. We have included in our general and administrative expenses the costs of administrative personnel and related facility costs along with legal, accounting and professional fees, services, and other costs related to public disclosure and investor communication activities.

Net Loss

     Due to our research and development and general and administrative expenses, and the lack of any revenues to offset expenses, we had a net loss of $6,368,000 in 2002, as compared with a net loss of $7,091,000 in 2001. Our loss per share was $0.59 in 2002 compared to $0.73 in 2001.

PLAN OF OPERATION

     Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At December 31, 2002, we had cash and cash equivalents totaling $2,208,000, an increase of $1,379,000 compared to December 31, 2001 and due principally to the receipt of grant funds and incentives from the State of South Carolina which were received in December 2002. In addition, at December 31, 2001 we had $1,282,000 in escrowed cash related to capital raised in a private placement of common stock. The private placement subsequently closed in January 2002, in which we raised capital totaling $1,781,000, net of placement fees.

     Net cash used in operating activities increased to $5,779,000 for the year ending December 31, 2002 from $4,554,000 for the year ending December 31, 2001. This increase primarily resulted from the purchase of borage oil concentrate from Kings in anticipation of the Airozin™ product launch.

     Net cash provided by financing activities increased from $4,365,000 in 2001 to $7,163,000 in 2002. The financing in 2002 was primarily a result of the $5,125,000 received under the South Carolina incentive agreements and proceeds from common stock issuance of $2,492,000.

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

     Based on the level of operating cash requirements expected for 2003, we will require significant additional funding to continue our operations beyond the third quarter of 2003. Therefore, we are currently seeking to raise approximately $8 million of additional capital to fund: (i) the development, marketing and launch of Airozin™, our product for asthma; (ii) an additional premarketing clinical trial for PLT 1288, Pilot’s medical food for arthritis; and (iii) the preparation and filing of an IND and clinical trials for our lead botanical drug candidates for coronary heart disease (PLT 732).

     We are aggressively pursuing possible sources of capital, including possible equity private placements, debt offerings and expanded strategic alliances or partnerships. We have previously been successful in raising additional capital and believe that we will be successful in the future. However, there can be no assurance that we will be able to raise sufficient additional financing. If we are unsuccessful in our efforts to obtain sufficient additional financing, we may be required to reduce or delay research and development activities, as well as the development and marketing of the national launch of Airozin™ until such time that additional financing is obtained, or to cease operations. We could also be required to enter into a strategic alliance or partnership or a possible business combination that could involve the merger or sale of the Company.

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

     Pursuant to the provisions of our operating and capital leases, our minimum lease payment commitment for 2003 is approximately $1,387,000.

Contractual Obligations and Commercial Commitments

     The following table summarizes the Company’s future contractual cash obligations as of December 31, 2002:

	2003	2004	2005	Thereafter

Operating lease commitments	$245,435	$611,203	$496,000	$—
Capital lease obligations	33,961	—	—	—
Convertible debt	—	4,000,000	—	—
Long-term debt	—	—	—	1,500,000
Obligation related to redeemable common stock	1,569,864	—	—	—
Royalties and license fees	32,500	32,500	32,500	—

Total contractual cash obligations	$1,881,760	$4,643,703	$528,500	$1,500,000

     On September 1, 2002, Pilot entered into an agreement with Kings granting Pilot or AgBio the option to purchase all or a portion of approximately 900 metric tons of borage products during the period from January 1, 2003 through December 31, 2005. During the option period, Pilot must obtain approval from Kings for the purchase of borage products from a third party.

     In connection with the South Carolina Incentive Agreements, AgBio is committed to acquiring up to 30% of its worldwide borage seed requirements from qualified South Carolina growers.

     The timing, quantity, or value of these commitments cannot be reasonably determined at this time since the Company has not commenced product sales.

     In December 1998, Pilot entered into a license agreement with Wake Forest whereby it licensed certain patented or patent pending inventions from Wake Forest in exchange for common stock. Pilot is required to pay Wake Forest license fees and milestone payments based upon the achievement of certain product development events related to licensed products, as defined in the agreement. In addition, Pilot is obligated to pay royalties, ranging from 3% to 5%, to Wake Forest based on net sales of products related to the licenses obtained, with a minimum royalty of $30,000 beginning in the year ended December 31, 2001. Pilot has the option to issue warrants to Wake Forest, in an amount determined by the terms of the agreement, to purchase common stock with an exercise price of $1.00 per share in lieu of the cash payment of the minimum royalty up until net sales of licensed products exceed $5 million in a calendar year.

     In April 1999, Pilot entered into an exclusive license agreement with Johns Hopkins for the rights to certain patented or patent pending inventions. The license agreement provides for Pilot to reimburse Johns Hopkins for the costs of maintaining the patent rights, pay a processing fee of $5,000, and pay an annual maintenance fee beginning in 2001 of $2,500. Pilot is required to pay royalties of 1.5% of net sales, with minimum payments until cumulative net sales reach a certain level. There are also milestone payments based upon the achievement of certain product development events, as defined in the agreement. In the event the license is sold there are payments due on the amount of the sale, ranging from 5% to 10%, as well as 5% of any additional amounts that may be received from any sublicense. The license agreement terminates concurrently with the expiration of the patents.

     On October 3, 2001, Pilot and Bristol-Myers Squibb (“BMS”) signed an agreement granting Pilot a worldwide exclusive license to develop and market a BMS patented class of oral retinoids. Pilot will pay license fees and royalties based upon certain milestones and net sales of products containing the patented compound, respectively.

     On June 22, 2001, Pilot entered into an Investment and Royalty Agreement and a Loan Agreement with PharmaBio Development, Inc. (“PharmaBio”) and a Commercialization Agreement with Innovex LP (“Innovex”). See Note 11 for discussion of the terms of the Investment and Royalty, Loan and Commercialization Agreements. Innovex and PharmaBio are commonly controlled by Quintiles. The Loan Agreement with PharmaBio is for general working capital purposes with $4,000,000 outstanding principal balance at December 31, 2002. PharmBio’s loan (“Loan”) accrues interest at the greater of 10% or prime plus 2.5%. Interest on the Loan is payable quarterly and the principal will be due in a lump sum payment at the end of the 36-month term. The Loan has a commitment fee in the amount of 1% of each increment outlined above that becomes available to Pilot, which is paid on the first anniversary of the date on which the increment becomes available. PharmaBio may at any time elect to convert the Loan, including the quarterly interest payments and the commitment fee, into shares of the Company’s common stock based on a “conversion price” as defined in the Loan Agreement, equal to the price paid in any institutional round of Company equity financing led by an institutional investor. However, in no event will the conversion price exceed $1.915 per share. Additionally, PharmaBio may purchase additional shares of the Company’s common stock at the conversion price up to an amount equal to the difference between the total credit availability under the Loan and the amounts outstanding under the Loan.

     On October 4, 2002, AgBio and Pilot entered into an Incentive Agreement with various agencies and a county in the State of South Carolina as well as a banking corporation and developer, providing AgBio and Pilot a wide range of performance-based incentives, authorized by state statute, including Job Tax Credits and Job Development Credits in addition to assistance through grants and loans. Under the Incentive Agreement, a biopharmaceutical manufacturing facility (“Project Facility”) will be constructed by a developer and leased to AgBio. Certain funds under the Incentive Agreement are to be utilized by AgBio for investment in the Project Facility. Additionally, Pilot has relocated its corporate headquarters and research and development facilities to South Carolina.

Off-Balance Sheet Arrangements

     The Company does not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Certain Trading Activities Accounted for at Fair Value

     The Company does not engage in any commodity or derivative trading activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     The Company’s discussion and analysis of its Plan of Operation is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to licensing agreements, purchase agreements, product returns, bad debts, inventories, intangible assets, income taxes, financing operations, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Patent Costs

     The Company capitalizes the costs to purchase patents from external sources. Expenditures that are related to the development of new products and processes, including filing and maintenance costs of patents created internally, are expensed as incurred until such time as technological feasibility has been established and the products are approved by regulatory agencies for introduction to the market.

Inventories

     The Company writes down its inventory and inventory deposits for obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions or future demand for the Company’s borage-based products are less favorable than those projected by management, additional inventory write-downs may be required. Inventory deposits represent amounts paid for inventory that has not been shipped by Kings, Inc. Once Pilot takes possession of the inventory, the amounts in inventory deposits will be transferred to Inventory.

Grant revenue recognition

     The Company will recognize grants from South Carolina as Other Income when all conditions stipulated in the grant have been fulfilled. As of December 31, 2002, none of the grant money received had been recognized as Other Income. Amounts received are shown as a liability on the balance sheet.

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

Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit of disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will adopt the provisions of SFAS 146 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS No. 148 are effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The Company does not expect SFAS No. 148 to have a material effect on its financial condition, results of operations or cash flows.

RISK FACTORS

     The Plan of Operation contains forward-looking statements concerning our business and operations and we desire to take advantage of the “safe harbor” provisions of the Private Securities Litigations Reform Act of 1995. The following risks and uncertainties could cause our actual results and experience to differ materially from the results expressed or implied by the forward-looking statements set forth above under “Plan of Operation” or elsewhere in this Annual Report on Form 10-KSB.

     There is no assurance that the Company will be able to raise additional capital necessary to sustain its operations past the third quarter of 2003.

     Based on the current level of operating cash requirements expected for 2003 and in anticipation of the commercialization of Airozin™, we will require significant additional funding to continue our operations beyond the third quarter of 2003. Possible sources of funds include additional or expanded strategic alliances, additional equity or debt public offerings and/or private placements, and additional grants and contracts. While we have previously been successful in raising additional capital, there can be no assurance that we will be able to raise sufficient capital to continue our current level of operations beyond the third quarter of 2003. If we are unsuccessful in our efforts to obtain sufficient additional financing, we may be required to reduce or cease operations, delay or reduce research activities or enter into a business combination transaction that would involve the merger or sale of the Company.

     In light of our financial condition and operating results, our independent Auditors have included in their report on our consolidated financial statements as of and for the year ended December 31, 2002 an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

     Since the Company’s inception in 1998, it has had operating losses and does not currently have any products at-market or other activities generating revenues.

     The Company’s accumulated deficit as of December 31, 2002 was $16,690,000, and the Company anticipates that its operating and capital expenditures will increase significantly in 2003 and in future years primarily due to its commitment to: (i) manufacture and market its lead OTC medical food product, Airozin™ for asthma; (ii) file an IND application, under the FDA’s Botanical Drug Guidance, and continue clinical trials for PLT 732, for elevated triglycerides, (iii) complete clinical trials for PLT 1288, Pilot’s OTC medical food for arthritis; (iv) file INDs for PLT 99511, for cystic acne, and PLT 99527, for cancer; (v) identify and develop additional pharmaceutical products; and (vi) support the marketing, sales, and distribution of pipeline pharmaceutical products, including hiring additional personnel and expanding office and laboratory space and/or entering into strategic alliances for cost-and-risk-sharing.

     The Food and Drug Administration may object to the Company’s desired language on the labels of its medical foods.

     Regulations of the Food and Drug Administration (FDA) prescribe permissible claims that may, and required claims that must, be made on the labels of medical foods. In the case of Airozin™ or one or more of the Company’s other medical food products, the FDA may not accept the Company’s desired label language and may require the Company to support its label claims with additional data or to revise the label. Furthermore, FDA regulations pertaining to label claims for medical foods may change, or the FDA may take the position that the Company’s medical foods should instead be classified as dietary supplements, non-medical foods, “drugs” or any other statutory category. As a consequence of any of these events, the Company may be required to change its desired label claims which could materially and adversely affect the Company’s ability to market and sell its products, or may be required to support the claims by conducting clinical testing that could take several years, be expensive and yield unpredictable results, any of which could materially and adversely affect the Company’s business, results of operations or financial condition.

     The current regulatory framework governing medical foods could change or additional regulations could arise at any stage during the Company’s product development.

     The basic regulatory framework governing medical foods, including Airozin™, is provided in the Federal Food, Drug and Cosmetic Act (“FDC Act”) and the Orphan Drug Amendments of 1988. Currently, the FDC Act and the Orphan Drug Amendments and associated sections of the Food, Drug and Cosmetic Act and FDA medical food regulations generally prohibit the FDA from regulating the active ingredients in dietary supplements or medical foods as “drugs” unless product claims are made or promotional activities are conducted that would trigger classification as a drug. Accordingly, the development time of medical foods is shorter than that required for pharmaceuticals, and the Company is seeking to leverage the reduced development time for its medical food products to reduce development costs and generate earlier revenues than generally expected for drugs. If the current regulations governing these products were to change or compliance with such regulations were to become more expensive or time-consuming, potential profit margins for the Company’s medical food products would be materially reduced and the Company may opt to alter its development or marketing strategy or to abandon development or product launch, any of which may materially and adversely affect the Company’s business, results of operations or financial condition.

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

     The Food and Drug Administration could consider the Company’s botanical drug products to be “new chemical entities.”

     There can be no assurance that the FDA will not consider the Company’s botanical drug products to be “new chemical entities.” If the FDA were to do so, the Company may be required to conduct additional preclinical and clinical testing for such products, and even with additional testing may not obtain FDA approval to market such products nor obtain a period of exclusivity, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

     The Company’s long-term success may depend on the acquisition, development and commercialization of new products, and the results of its research and development efforts for new products are unpredictable.

     The Company’s long-term viability and growth will depend on the successful acquisition, development and commercialization of new products from research activities and collaborations. The successful development and commercialization of new products is uncertain and dependent on numerous factors, many of which are beyond the Company’s control. If the Company is unable to commercialize its pipeline products or to discover or acquire and commercialize new products, the Company’s business, operating results and financial condition would be materially and adversely affected.

     The Company could experience difficulty in managing growth.

     The Company currently has limited resources with which to manage rapid growth. The Company’s ability to manage growth successfully will require the Company to continue to improve its operational, management and financial systems and controls and to expand its work force. There can be no assurance that the Company will be able to expand and adapt its infrastructure to manage growth on a timely basis, at a commercially reasonable cost, or at all. If the Company’s management is unable to utilize and expand its operational, management, and financial systems and controls to manage growth effectively, the Company’s business, operating results, and financial condition could be materially and adversely affected.

     The Company is dependent on key management and qualified scientific personnel.

     The Company is highly dependent on the efforts of its management. The loss of the services of one or more members of management could impede the achievement of the Company’s business objectives. Due to the specialized scientific nature of the Company’s business, the Company is also highly dependent upon its continuing ability to attract and retain qualified executives and scientific personnel. There is intense competition for qualified personnel for the Company’s activities and there can be no assurance that the Company can presently, or will be able to continue to, attract and retain qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. The loss of, or failure to recruit additional, scientific, technical and executive personnel could have a material adverse effect on the business of the Company.

     The Company is dependent on Quintiles Transnational Corporation and its other strategic partners.

     The Company seeks to leverage its strategic partnerships to reduce costs, accelerate product development and commercialization and enhance shareholder value. In particular, the Company substantially relies, and for the foreseeable future will substantially rely on Quintiles and its subsidiaries, Innovex and PharmaBio, to provide top level commercialization and financial resources. In addition, the Company relies on providers of raw material supplies for its first products, as well as manufacturing support. If any of the Company’s strategic partners were to terminate its relationship with the Company or were to fail to provide the expected resources and services successfully and in a timely manner, the Company’s business could be materially and adversely affected.

     The Company has limited manufacturing capability.

     The Company does not own sufficient large-scale manufacturing capacity to manufacture commercial quantities of its lead products or its pipeline products under development, including Airozin™. Accordingly, the Company is in the final stages of negotiating a Research and Development Services Agreement with a manufacturer pursuant to which the manufacturer would develop a formulation, flavoring, and manufacturing process for its products, both for commercial development testing and for commercial sale. If the Company is unsuccessful in securing a third party to manufacture commercial quantities of its products, the Company may need to invest substantial sums to purchase or construct facilities sufficient to meet long-term manufacturing requirements for Airozin™ and its other products.

     The Company’s lead product requires fatty acids from seeds of plants that must be grown.

     An active fatty acid in the Company’s lead product, Airozin™, gamma linolenic acid, is derived from the seed of borage plants. These seeds must be secured in order to manufacture Airozin™. While the Company has secured sufficient seed to manufacture Airozin™ for 18 months, there is no guarantee that a major crop failure would not impact the supply of borage seed or that the Company will be able to secure seeds at affordable cost in future years. If the Company were unable to secure sufficient and / or affordable seeds, the Company’s business, results of operations and financial condition could be materially and adversely affected.

     The Company cannot be certain that it is free to market its lead and pipeline products without infringing on the rights of others.

     The Company, through its exclusive license from Wake Forest, has obtained an issued U.S. Letters Patent relating to its lead product, Airozin™, and has in-licensed or filed additional pending and issued U.S. and foreign patents relating to Airozin™ and its pipeline products. The Company has also obtained opinions of counsel based upon prior art identified through patentability or freedom-to-operate searches applicable to its business or that was cited by patent examiners during patent prosecution. No search, however, is exhaustive or certain to identify all applicable art. There can be no assurance that a third party will not assert a claim to any art that may prevent the Company from having the freedom to market its lead and pipeline products, or that may enable such party to compete effectively with the Company.

     The Company relies on patent and trademark protection, trade secrets, know-how, and continuing technological advancement to develop and maintain its competitive position.

     The Company has both in-licensed and developed a substantial portfolio of patents and patent applications and has applied to register several trademarks that it believes will be important in distinguishing its business and providing barriers-to-entry for potential competitors. There can be no assurance, however, that the Company will not be precluded from commercialization, or delayed, by the proprietary rights of others, or by competing products or technologies, or that it will not be required to expend substantial resources to preserve or defend its rights, whether because the holders of its licensed patents fail to secure and protect their rights and the Company must assume control of patent prosecution, or otherwise. Furthermore, there can be no assurance that the Company’s currently pending patent applications will be issued as patents, that its issued patents will not be challenged or invalidated, or that any patent protection will be sufficiently broad to enable the Company freedom-to-operate or provide a barrier-to-entry for potential competitors, or that the Company’s currently pending trademark applications will be registered as trademarks.

     Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate the technology owned by or licensed to the Company or design around the patented aspects of such technology. There can be no assurance that the products and technologies that the Company currently is developing and intending to market will not infringe patents or other rights owned by others. A claim or finding of infringement on any of the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

     The Company relies and expects to continue to rely upon unpatented proprietary know-how and continuing technological innovation in the development and manufacture of its principal products. The Company’s policy is to require all its employees, consultants and advisors to enter into confidentiality and non competition agreements with the Company. There can be no assurance, however, that these agreements will provide meaningful protection for the Company’s trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such information, nor can there be no assurance that others will not obtain access to or independently develop similar or equivalent trade secrets or know-how. In addition, there can be no assurance that the Company’s former employees will not engage in competition with the Company, which could potentially require the Company to seek potentially costly legal remedy to cease competition. Any disclosure of confidential information including trade secrets or know-how of the Company, or any competition with the Company by its former employees could have a material adverse affect of the Company’s business, financial condition and results of operations.

     The Company’s pharmaceutical products are subject to governmental regulations and approvals, and required preclinical or clinical testing may be unsuccessful or expensive.

     The FDA and similar governmental agencies in foreign countries impose substantial requirements on pharmaceutical products, like the Company’s botanical and synthetic drug candidates, before permitting late-stage clinical development, manufacture, marketing and sales to the public. Thus, pharmaceutical development is costly and time-consuming, and dependent on a number of factors such as the type, complexity and novelty of the product and the ability to enroll patients in necessary clinical trials. There can be no assurance, however, that the Company will not encounter delays in current or future clinical trials, which may result in increased costs, program delays, or both. Furthermore, there can be no assurance that the FDA or other governmental agencies will approve all or some uses of the Company’s products or will not require that its products undergo additional testing and surveillance programs.

     The Company faces substantial competition.

     The Company faces competition from a substantial number of companies that market dietary supplement products, potentially including from marketers of prescription leukotriene modifiers or other pharmaceutical products that are marketed for diseases that the Company intends to address with its products. The Company may not be or remain the only company intending to market or marketing a medical food for asthmatics and the Company may not be able to compete successfully with any competitor or potential competitor with substantial resources engaged or that may become engaged in the asthma market Even if the Company’s drug candidates—products for the treatment of asthma, elevated triglycerides, severe acne, or cancer—are brought to market, they may not be able to compete successfully with the current treatments or with other competitors or potential competitors with substantial resources engaged or that may become engaged in the those markets.

     The Company may be required to defend lawsuits or pay damages for product liability claims.

     Product liability is a major risk in the testing and marketing of biotechnology, natural and pharmaceutical products. The Company faces substantial product liability exposure in human clinical trials and for products that may or may not receive regulatory approval for commercial sale. The Company currently maintains product liability insurance coverage based on its product portfolio, sales volumes and claims experience to date and intends to continue and expand such coverage as the Company, in consultation with the Company’s insurance professionals, deems advisable. The Company has retained and utilizes product liability counsel to assist it in its efforts to reduce liability risk. However, there can be no assurance that the Company can avoid liability or that the Company’s current or future insurance will provide adequate coverage against potential liabilities, either for clinical trials or commercial sales, or that its liability counsel will be successful in avoiding or prevailing against product liability claims or damages.

     The Company may be required to pay damages for environmental accidents and to incur significant costs for environmental compliance.

     The Company’s research and development activities involve the controlled use of hazardous materials, chemicals, viruses and radioactive and teratogenic compounds which are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal. The Company cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident or injury, the Company could be held liable for substantial damages. Furthermore, the Company may be required to incur significant costs to comply with environmental laws and regulations in the future.

     The Company may not receive third party reimbursement for any of its OTC medical food products.

     The Company’s future revenues, profitability and access to capital will be affected by the continuing efforts of governmental and private third-party payors to contain or reduce the costs of health care through various means. The Company expects a number of federal, state and foreign proposals to control the cost of drugs through governmental regulation. The form that any health care reform legislation may take, and what actions federal, state, foreign, and private payors may take in response to the proposed reforms, are uncertain. The Company does not currently intend to seek reimbursement for the cost of its medical food products and related treatments from government health administration authorities, such as Medicare and Medicaid in the United States, private health insurers and other organizations. As a result, its ability to achieve market acceptance and its results of operations may be adversely affected.

     There is a limited trading volume for the Company’s common stock, and the Company expects to experience volatility in its common stock price.

     The Company’s common stock is listed on the OTC Bulletin Board, and is thinly traded. There can be no assurance that an active or liquid trading market in the Company’s common stock will develop or be sustained. Furthermore, the market price of the Company’s common stock is subject to significant fluctuations in response to variations in quarterly operating results, the failure of the Company to achieve operating results consistent with securities analysts’ projections of the Company’s performance, and other factors. The stock market has experienced extreme price and volume fluctuations and volatility that has particularly affected the market prices of many biotechnology, emerging growth and developmental stage companies. Factors such as announcements of the introduction of new products by the Company or its competitors, announcements of joint development efforts or corporate partnerships in the nutraceutical/pharmaceutical markets, market conditions in public markets or specifically in the dietary supplement, pharmaceutical, biochemical and other emerging growth sectors, and rumors relating to the Company or its competitors may have a significant impact on the market price of the Company’s common stock.

     Shares eligible for future sale or registration could have a possible adverse effect on market price.

     At December 31, 2002, the Company had 50,000,000 shares of common stock authorized with 11,547,306 shares outstanding. Of these shares, 9,980,932 shares are restricted pursuant to Rule 144 but 1,566,374 shares are not restricted and are freely tradable. Sales of substantial amounts of these shares in the public market or the prospect of such sales could adversely affect the market price of the Company’s common stock.

Item 7.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

Page

Report of Independent Auditors	27
Consolidated Balance Sheets as of December 31, 2002 and 2001	28
Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and the period August 3, 1998 (inception) to December 31, 2002	29
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the period of August 3, 1998 (inception) to December 31, 2002	30
Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001 and the period August 3, 1998 (inception) to December 31, 2002	31
Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
Pilot Therapeutics Holdings, Inc.
(formerly Pilot Therapeutics, Inc.)

We have audited the accompanying consolidated balance sheets of Pilot Therapeutics Holdings, Inc. and subsidiaries (a development stage company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit and cash flows for the each of the two years in the period ended December 31, 2002 and for the period from August 3, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilot Therapeutics Holdings, Inc. (a development stage company) at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the each of the two years in the period ended December 31, 2002 and for the period from August 3, 1998 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Pilot Therapeutics Holdings, Inc. will continue as a going concern. As more fully described in Note 1, the Company is in the development stage, has incurred recurring operating losses and has an accumulated deficit of $16,689,109 at December 31, 2002. The Company does not have sufficient liquidity to meet its obligations and sustain its planned operations for the year ending December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Greensboro, North Carolina February 7, 2003

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

Consolidated Balance Sheets

	December 31
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,208,161	$829,565
Restricted cash	—	1,281,500
Accounts receivable	—	244,014
Inventories	353,605	153,338
Prepaid and other current assets	345,920	243,188

Total current assets	2,907,686	2,751,605

Furniture and equipment, net	108,448	155,209
Inventory deposits	2,644,864	—
Other	51,904	51,904

Total assets	$5,712,902	$2,958,718

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,382,575	$1,326,647
Accrued expenses and other current liabilities	872,523	721,611
Current portion of capital lease obligation	31,139	35,357

Total current liabilities	2,286,237	2,083,615

Long-term portion of capital lease obligation	—	23,573
Convertible debt, net of imputed value of beneficial conversion	3,266,841	2,778,068
Long-term debt	1,500,000	—
Convertible deferred grants	3,125,000	—
Obligation related to redeemable common stock	1,569,864	—

Total liabilities	11,747,942	4,885,256

Stockholders’ deficit:
Preferred stock; $.001 par value; 20,000,000 shares authorized at December 31, 2002; 0 shares issued and outstanding	—	—
Common stock; $.001 par value; 50,000,000 shares authorized at December 31, 2002 and 2001, respectively; 11,547,306 and 9,748,873 shares issued and outstanding at December 31, 2002 and 2001, respectively	11,547	9,749
Capital in excess of stated value	11,135,998	8,811,085
Deferred compensation	(493,476)	(1,612,674)
Common stock subscriptions	—	1,186,005
Deficit accumulated during development stage	(16,689,109)	(10,320,703)

Total stockholders’ deficit	(6,035,040)	(1,926,538)

	$5,712,902	$2,958,718

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

Consolidated Statements of Operations

			Cumulative from
			August 3, 1998
			(inception) to
	Year ended December 31		December 31,
	2002	2001	2002

Operating expenses:
Research and development	$1,095,401	$1,724,384	$4,402,111
General and administrative	4,290,624	5,204,944	10,582,114

Loss from operations	(5,386,025)	(6,929,328)	(14,984,225)
Interest expense	(980,324)	(207,121)	(1,304,397)
Other income (expense), net	(2,057)	45,454	78,921

Net loss	(6,368,406)	(7,090,995)	(16,209,701)
Accreted redemption value on Series A and B redeemable convertible preferred stock	—	(479,408)	(479,408)

Net loss to common	$(6,368,406)	$(7,570,403)	$(16,689,109)

Pro forma basic and diluted loss per common share	$(0.59)	$(0.73)

Pro forma weighted average common shares outstanding – basic & diluted	10,877,750	9,725,287

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Deficit
For the period August 3, 1998 (inception) to December 31, 2002

								Deficit
	Redeemable Convertible				Capital in			Accumulated
	Preferred Stock				Excess of			During the
	Series A & B		Common Stock		Stated	Deferred	Stock	Development
	Shares	Amount	Shares	Amount	Value	Compensation	Subscription	Stage	Total

Issuance of common stock at inception (August 3, 1998)	—	$—	1,350,000	$1,350	$—	$—	$—	$—	$1,350
Issuance of common stock in exchange for license fee	—	—	562,500	563	111,937	—	—	—	112,500
Issuance of Series A preferred stock, net of issuance cost	500,000	500,000	—	—	(15,652)	—	—	—	484,348
Net loss	—	—	—	—		—	—	(191,208)	(191,208)

Balance at December 31, 1998	—	—	—	—	—	—	—	(191,208)	406,990
Issuance of common stock	—	—	219,125	218	5,063	—	—	—	5,281
Repurchase of common stock	—	—	(236,454)	(236)	—	—	—	—	(236)
Issuance of Series A preferred stock, net of issuance cost	250,000	250,000	—	—	(899)	—	—	—	249,101
Net loss	—	—	—	—	—	—	—	(840,036)	(840,036)

Balance at December 31, 1999	750,000	750,000	1,895,171	1,895	100,449	—	—	(1,031,244)	(178,900)
Exercise of common stock options	—	—	116,114	116	15,885	—	—	—	16,001
Issuance of common stock warrants with convertible demand promissory notes	—	—	—	—	8,642	—	—	—	8,642
Net loss	—	—	—	—	—	—	—	(1,719,056)	(1,719,056)

Balance December 31, 2000	750,000	750,000	2,011,285	2,011	124,976	—	—	(2,750,300)	(1,873,313)
Conversion of exchangeable demand promissory note	738,179	2,827,225	—	—	—	—	—	—	2,827,225
Issuance of Series B redeemable convertible preferred stock, net of issuance costs	196,240	751,600	—	—	(13,754)	—	—	—	737,846
Accreted redemption value on Series A and B redeemable convertible preferred stock	—	479,408	—	—	—	—	—	(479,408)	—
Exercise of common stock options			31,402	31	9,483	—	—		9,514
Imputed value of beneficial conversion on convertible debt	—	—	—	—	1,221,932	—	—	—	1,221,932
Deferred compensation related to the issuance of certain stock options	—	—	—	—	3,030,608	(3,030,608)	—	—	—
Amortization of deferred compensation and stock-based compensation	—	—	—	—	—	1,417,934	—	—	1,417,934
Common stock forfeitures	—	—	(20,031)	(20)	20	—	—	—	—
Common stock subscriptions received	—	—	—	—	—	—	1,186,005	—	1,186,005
Stock exchange with the Interallied Group, Inc., net	(1,684,419)	(4,808,233)	7,726,217	7,727	4,437,820	—	—	—	(362,686)
Net loss	—	—	—	—	—	—	—	(7,090,995)	(7,090,995)

Balance December 31, 2001	—	—	9,748,873	9,749	8,811,085	(1,612,674)	1,186,005	(10,320,703)	(1,926,538)
Exercise of common stock options	—	—	163,436	163	74,113	—	—	—	74,276
Deferred compensation related to the issuance of certain stock options	—	—	—	—	258,700	(258,700)	—	—	—
Deferred compensation forfeitures of nonvested terminated stock options	—	—	—	—	(524,577)	524,577	—	—	—
Amortization of deferred compensation and stock-based compensation	—	—	—	—	—	853,321	—	—	853,321
Issuance of common stock	—	—	1,634,997	1,635	2,516,677	—	(1,186,005)	—	1,332,307
Net loss	—	—	—	—	—	—	—	(6,368,406)	(6,368,406)

Balance December 31, 2002	—	$—	11,547,306	$11,547	$11,135,998	$(493,476)	$—	$(16,689,109)	$(6,035,040)

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

Consolidated Statements of Cash Flows

			Cumulative from
			August 3, 1998
	For the year		(inception) to
	ended December 31		December 31,
	2002	2001	2002

Operating activities:
Net loss	$(6,368,406)	$(7,090,995)	$(16,209,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,170	58,109	152,817
Loss on disposal of furniture and equipment	15,580	—	15,580
Amortization of beneficial conversion	488,773	—	488,773
Compensation related to issuance of certain stock options	853,321	1,417,934	2,271,255
Other non-cash charges	—	—	135,017
Changes in operating assets and liabilities:
Accounts receivable	244,014	(244,014)	—
Inventories	(200,267)	(153,338)	(353,605)
Prepaid expenses and other current assets	(102,732)	(209,266)	(345,920)
Inventory deposits and other assets	(1,075,000)	2,738	(1,126,904)
Accounts payable and accrued expenses	311,571	1,665,174	2,282,189

Net cash used in operating activities	(5,778,976)	(4,553,658)	(12,690,499)
Investing activities:
Purchases of furniture and equipment	(5,625)	(29,124)	(155,966)

Net cash used in investing activities	(5,625)	(29,124)	(155,966)
Financing activities:
Proceeds from issuance of notes payable	375,000	—	375,000
Payments on notes payable	(375,000)	—	(375,000)
Proceeds from issuance of long-term debt	1,500,000	—	1,500,000
Proceeds from the issuance of convertible deferred grants	3,125,000	—	3,125,000
Proceeds from issuance of convertible debt	—	4,000,000	6,800,000
Payments on capital lease obligation	(27,791)	(19,533)	(72,376)
Proceeds from issuance of common stock	2,491,712	—	2,593,602
Proceeds from exercise of stock options	74,276	9,514	99,791
Stock exchange with Interallied Group, Inc.	—	(362,686)	(362,686)
Net proceeds from issuance of Series A redeemable convertible preferred stock	—	—	633,449
Net proceeds from issuance of Series B redeemable convertible preferred stock	—	737,846	737,846

Net cash provided by financing activities	7,163,197	4,365,141	15,054,626
Net increase (decrease) in cash and cash equivalents	1,378,596	(217,641)	2,208,161
Cash and cash equivalents at beginning of period	829,565	1,047,206	—

Cash and cash equivalents at end of period	$2,208,161	$829,565	$2,208,161

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

Pilot Therapeutics Holdings, Inc. with its wholly-owned subsidiary Pilot Therapeutics, Inc. (collectively the “Company”) is a specialty pharmaceutical company. Through lipid profiling and metabolism, the Company has developed a proprietary, state-of-the-art lipid and genomic profiling research platform, termed Functional Liponomics™. Using Functional Liponomics™, the Company is developing novel, branded therapeutic pharmaceutical products that are specifically designed to safely and effectively address dysfunctional lipid metabolism in chronic human diseases such as asthma, coronary heart disease, cancer, cystic acne and rheumatoid arthritis.

Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company’s first product for asthma, Airozin™ in the first half of 2003. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $16,689,109 through December 31, 2002.

The Company’s ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its technology and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations in 2003 with a combination of stock issuances, debt issuances, license payments, and payments from strategic research and development arrangements and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

The Company is considered a development stage company for financial statement disclosure purposes because the Company is devoting substantially all of its efforts to establishing new products.

2.     Formation of Company and Basis of Presentation

Pilot Therapeutics Holdings, Inc., formerly Interallied Group, Inc. (“ILRG”), is incorporated under the laws of Delaware. On October 2, 2001, the shareholders of ILRG, a Nevada corporation, approved to reincorporate ILRG under the laws of Delaware pursuant to an Agreement and Plan of Merger between ILRG and Pilot Therapeutics Holdings, Inc. (“Reincorporation”). The Reincorporation became effective November 30, 2001, at which time ILRG’s name changed to Pilot Therapeutics Holdings, Inc.

On August 24, 2001, pursuant to a Stock Exchange Agreement dated as of August 1, 2001, ILRG issued 7,726,217 shares of its common stock in exchange for all the issued and outstanding shares of capital stock of Pilot Therapeutics, Inc., a North Carolina corporation, in a recapitalization transaction accounted for as a reverse acquisition. Prior to August 24, 2001, ILRG was a non-operating public shell corporation with no significant assets and was treated as the “acquired” company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated for accounting purposes as an issuance of stock by Pilot Therapeutics, Inc. for the net monetary assets of ILRG, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of ILRG and not a business combination, a valuation was not performed and no goodwill was recorded, as all assets and liabilities are stated at their historical costs. In connection with the transaction all redeemable convertible preferred stock of Pilot Therapeutics, Inc. was converted into common stock.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Formation of Company and Basis of Presentation (continued)

As a result of the Reincorporation of ILRG into Pilot Therapeutics Holdings, Inc., Pilot Therapeutics, Inc. is now a wholly-owned subsidiary of Pilot Therapeutics Holdings, Inc.

The comparative results of operations for the year ended December 31, 2001 include only the historical information of Pilot Therapeutics Holdings, Inc.’s wholly owned subsidiary Pilot Therapeutics, Inc. (“Pilot”) and not the operations of ILRG, now Pilot Therapeutics Holdings, Inc. ILRG was engaged in restaurant operations until the second quarter of 2000 when such operations were discontinued, and the Company’s current operations are the discovery and development of novel branded therapeutic pharmaceutical products. Management believes that comparative presentation of the results of significantly unrelated operations could be misleading. Given that Pilot is in the development stage, the consolidated financial statements include the historical comparative and cumulative results of operations and cash flows of Pilot from August 3, 1998, its date of inception.

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

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Assets capitalized under capital leases are amortized over the shorter of the remaining term of the lease or the estimated useful life of the asset. Accumulated depreciation at December 31, 2002 and 2001 was approximately $153,000 and $99,000, respectively.

Inventory Deposits

Inventory Deposits are recorded based on amounts expended for inventories for which the Company has not taken physical delivery.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies (continued)

Research and Development

Research and development expenses, including direct and allocated expenses, consist of independent research and development costs and costs associated with sponsored research and development and are expensed as incurred.

Convertible Deferred Grants

The Company will recognize grants from South Carolina as Other Income when all conditions stipulated in the grant have been fulfilled. As of December 31, 2002, none of the grant money received had been recognized as Other Income. Amounts received have been deferred and are shown as a liability on the balance sheet.

Patent Costs

The Company capitalizes the costs to purchase patents from external sources. Expenditures that are related to the development of new products and processes, including filing and maintenance costs of patents created internally, are expensed as incurred until such time as technological feasibility has been established and the products are approved by regulatory agencies for introduction to the market.

Impairment of Long-Lived Assets

In connection with FAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, which the Company adopted on January 1, 2002, impairment losses on long-lived assets used in operations are recorded when events and circumstances indicate that assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The Company also records the assets to be disposed of at the lower of their carrying amount or fair value less cost to sell. To date, the Company has not experienced any impairment losses on its long-lived assets used in operations. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets and accordingly, the Company has not recognized any impairment losses at December 31, 2002.

Income Taxes

Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is “more likely than not” that some portion or all of a federal tax asset will not be realized, a valuation allowance is recorded.

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

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Summary of Significant Accounting Policies (continued)

Stock Based Compensation

The Company accounts for stock-based compensation arrangements for employees in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS No. 123) “Accounting for Stock-Based Compensation” (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the excess, if any, of the fair value of the Company’s stock over the exercise price of the option on the measurement date. Compensation expense is recognized over the respective vesting period. All stock based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and related interpretations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS No. 148 are effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The Company does not expect SFAS No. 148 to have a material effect on its financial condition, results of operations or cash flows.

Had compensation cost to employees been determined based on the fair value at the grant dates for awards in 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below:

Net loss available for common stockholders:	2002	2001

As reported	$(6,368,406)	$(7,090,995)

Pro forma	$(6,787,552)	$(7,594,917)

Pro forma basic and diluted loss per common share:
As reported	$(0.59)	$(0.73)

Pro forma	$(0.62)	$(0.78)

Pro forma weighted average shares outstanding	10,877,750	9,725,287

The fair value of options granted during the years ending 2002 and 2001 was estimated on the applicable grant dates using the Black-Scholes option pricing model. Significant weighted average assumptions used to estimate fair value for all years include: risk-free interest rates ranging from 3 percent to 4 percent; expected lives of ten years; no expected dividends; and a volatility factor of 61%.

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

Recent Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit or disposal activities to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The Company does not expect the impact of adopting this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

4.     Inventory

Inventories consisted of the following at December 31, 2002:

Raw materials	$353,605
Work-in-process	–
Finished goods	–

$353,605

5.     Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all periods presented. The pro forma weighted average number of shares outstanding at December 31, 2002 takes into account the stock exchange described in Note 1 and assumes the stock exchange was effective at January 1, 2000, with the shares outstanding at that time. Using the date of the share exchange the weighted average number of shares outstanding is 10,877,750 and 9,725,287 for the years ended December 31, 2002 and 2001, respectively. The loss per common share for basic and diluted is $0.59 and $0.73 for the years ended December 31, 2002 and 2001, respectively.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Convertible Debt

On June 22, 2001, Pilot entered into an Investment and Royalty Agreement and a Loan Agreement with PharmaBio Development, Inc. (“PharmaBio”) and a Commercialization Agreement with Innovex LP (“Innovex”). See Note 11 for discussion of the terms of the Investment and Royalty, Loan and Commercialization Agreements. Innovex and PharmaBio are commonly controlled by Quintiles Transnational Corporation.

The Loan Agreement with PharmaBio was for general working capital purposes with $4,000,000 outstanding principal balance at December 31, 2002. The Loan accrues interest at the greater of 10% or prime plus 2.5%. Interest on the Loan is payable quarterly and the principal will be due in a lump sum payment at the end of the 36-month term.

PharmaBio may at any time elect to convert the Loan, including the quarterly interest payments and the commitment fee, into shares of the Company’s common stock based on a “conversion price” as defined in the Loan Agreement, of the lesser of $1.915 per share or the price paid in any institutional round of Pilot Therapeutics Holdings, Inc. equity financing led by an institutional investor. Additionally, PharmaBio may purchase additional shares of the Company’s common stock at the conversion price up to an amount equal to the difference between the total credit availability under the Loan and the amounts outstanding under the Loan. In connection with the Loan the Company has recorded the imputed beneficial conversion at a value of $1,221,932 as a result of the Company not completing a defined equity sale and finalizing the conversion price at $1.915.

On December 20, 2002, the Company entered into the Intercreditor and Subordination Agreement with PharmaBio and Business Carolina, Inc. (“BCI”) in order to establish First Priority Obligations and Second Priority Obligations with respect to PharmaBio and the BCI loan executed as part of the South Carolina Incentive Agreement. Under the agreement, PharmaBio established First Priority Rights except for the first priority position granted to BCI in the inventory and accounts receivable of Pilot AgBio, Inc. equal to an aggregate value of $1,500,000.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     Leases

The Company leases certain lab equipment under capital lease obligations. The leases are payable in monthly installments of $2,946 and have terms up to 4 years at effective interest rates of 16.5%. The leases are collateralized by all the leased property and a certificate of deposit equal to 55% of the value of the leased equipment at inception, or approximately $50,000 at December 31, 2002. The cost and accumulated depreciation of the items under capital lease were $103,515 and $80,735, respectively, at December 31, 2002.

Additionally, the Company leases office space and certain office equipment under operating leases with remaining terms of between 1 and 2 years.

Future minimum payments at December 31, 2002 under non-cancelable operating and capital leases with initial or remaining terms of one year or more are as follows:

	Operating Leases	Capital Leases	Total

2003	$245,435	$33,961	$277,965
2004	611,203	–	612,634
2005	496,000	–	496,000

Total	1,352,638	33,961	1,386,599
Less amounts representing Interest	–	(2,822)	(2,822)

	$1,352,638	$31,139	$1,383,777

Rent expense under operating leases was approximately $65,000, $56,000 and $185,000 for the years ended December 31, 2002 and 2001 and for the period from August 3, 1998 (inception) to December 31, 2002, respectively.

8.     Income Taxes

A benefit for federal and state income taxes has not been recorded as the Company has incurred net operating losses since inception.

A reconciliation of the differences between the statutory federal income tax rate of 34% and the effective tax rate for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001

Federal statutory rate	(34.0)%	(34.0)%
Permanent differences and other	0.0	0.5
State taxes net of federal benefit	4.6	4.9
Change in valuation allowance	29.4	28.6

Total gross deferred tax assets	0.0%	0.0%

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Income Taxes (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

	2002	2001

Deferred tax assets:
Net operating loss carry forward	$5,541,775	$2,909,160
Deferred compensation	649,111	505,961
Patent and Trademark costs	82,446	48,234
Other	6,661	7,992

Total deferred tax assets	6,279,993	3,471,347
Deferred tax liabilities	(7,104)	(10,661)
Net deferred tax assets	6,272,889	3,460,686
Valuation allowance	(6,272,889)	(3,460,686)

Net deferred taxes	$–	$–

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $14,374,000, which are available to offset future federal taxable income, if any, in varying amounts from 2018 through 2021. However, the Internal Revenue Code places limitations upon the future availability of net operating losses based upon the changes in the equity in the Company. If these changes occur, the ability for the Company to offset future income with existing net operating losses may be limited. Based on the Company’s history of losses to date, management has provided a valuation allowance to fully offset the Company’s deferred tax assets.

9.     Stockholders’ Deficit

Preferred Stock
 On June 20, 2002, the Company approved the amendment of the Company’s Certificate of Incorporation to create a new class of preferred stock, $.001 par value per share (“Preferred Stock”), consisting of 20,000,000 shares of “blank check” Preferred Stock. The Preferred Stock would have such preferences, voting rights, dividend or interest rates, conversion prices, redemption prices, maturity dates, qualifications and other special or relative rights or privileges as the Board of Directors, subject to certain limitations, may determine. Shares of Preferred Stock could be issued publicly or privately, in one or more series and each series of Preferred Stock could rank senior to the Common Stock of the Company with regard to dividends and liquidation rights.

Private Placement of Common Stock
 As of December 31, 2002, the Company issued 236,836 shares of common stock to accredited investors in a private placement of securities exempt from registration under Rule 506 under the Securities Act of 1933. These shares were sold at a purchase price of $3.00 per share, for aggregate gross and net proceeds of $710,508. The Chairman of the Board of Directors, through an affiliate and current shareholder, purchased 83,000 of such shares.

Issuance of Common Stock
 During 2002, the Company issued 378,000 shares of common stock to finalize the share exchange transaction which occurred in August 2001. The securities were issued at par with no additional consideration, thus no cash proceeds were received.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Stockholders’ Deficit (continued)

Stock Option Plans
 Pilot adopted a stock option plan in 1998 (“1998 Plan”), which was assumed by the Company on August 24, 2001, upon consummation of the stock exchange described in Note 1. Additionally, the Company adopted a 2001 Stock Incentive Plan (“2001 Plan”) on August 24, 2001. Under both the 1998 Plan and the 2001 Plan, options to purchase up to 2,665,620 shares of common stock may be granted to employees, directors, independent contractors, consultants and advisors. Awards may be made to participants in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock grants or stock-based awards. At December 31, 2002, a total of 1,280,272 shares were available for future stock option grants.

A summary of the Company’s stock option plans at December 31, 2002 and 2001 and changes during the periods then ended is presented in the table below:

	2002		2001

		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price

Shares under option:
Outstanding, beginning of year	1,529,852	$1.460	487,772	$0.101
Granted	112,000	—	1,151,220	$1.949
Exercised	(163,436)	$0.454	(31,402)	$0.302
Forfeited	(256,504)	$1.982	(77,738)	$0.361

Outstanding, end of year	1,221,912	$1.802	1,529,852	$1.460

Exercisable, end of year	919,382	$1.074	718,689	$0.465

Weighted average fair value of options granted	$4.35		$3.07

     For various price ranges, weighted average characteristics of outstanding stock options at December 31, 2002 were as follows:

	Outstanding Options			Exercisable Options

		Weighted-Average
Range of Exercise		Remaining Life	Weighted-Average		Weighted-Average
Prices	Shares	(years)	Exercise Price	Shares	Exercise Price

$0.050 - $0.150	365,668	6.71	$0.07	358,832	$0.07
$0.300 - $0.425	474,000	8.09	0.37	373,610	0.36
$2.500 - $3.500	135,144	7.56	2.46	98,966	2.48
$4.000 - $6.500	134,500	9.03	4.67	50,431	4.64
$7.150 - $9.900	112,600	5.21	9.23	37,543	9.23

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Stockholders’ Deficit (continued)

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Plans. Stock options issued to non-employees are accounted for in accordance with SFAS 123. Accordingly, the Company records deferred compensation for stock-based compensation grants based on the excess of the fair market value of the common stock on the measurement date over the exercise price. In addition, the Company records the fair value of option issued to non-employee consultants at the fair value per share, as computed using the Black-Scholes option-pricing model and variable plan accounting. Deferred compensation amounts are amortized over the vesting periods of each option.

During the year ended December 31, 2002 and 2001, the Company recorded aggregate deferred compensation of $258,700 and $3,030,608, respectively, related to the issuance of stock options, with related amortization of $853,321 and $1,417,934 during 2002 and 2001, respectively.

In addition, the Company has options outstanding to an investment banking entity for the purchase of 10,000 shares of common stock at a price of one dollar. The options if not exercised, shall expire in March 2005.

10.     License and Research Agreements

Wake Forest University
 In December 1998, Pilot entered into a license agreement with Wake Forest University (“Wake Forest”) whereby it licensed certain patented or patent pending inventions from Wake Forest in exchange for common stock. Pilot is required to pay Wake Forest license fees and milestone payments based upon the achievement of certain product development events related to licensed products, as defined in the agreement. In addition, Pilot is obligated to pay royalties, ranging from 3% to 5%, to Wake Forest based on net sales of products related to the licenses obtained, with a minimum royalty of $30,000 beginning in the year ended December 31, 2001. In February 2003, PTI paid $109,000 to Wake Forest for 2001 and 2002 royalties and patent expenses. Pilot has the option to issue warrants to Wake Forest, in an amount determined by the terms of the agreement, to purchase common stock with an exercise price of $1.00 per share in lieu of the cash payment of the minimum royalty up until net sales of licensed products exceed $5 million in a calendar year.

Pilot also entered into a research agreement with Wake Forest whereby Wake Forest will perform sponsored research. Beginning in July 1999, the agreement requires Pilot to request that Wake Forest perform sufficient research that Pilot shall pay Wake Forest a minimum of $50,000 per year through the year ending December 31, 2002.

In connection with a research agreement with Wake Forest, Pilot entered into a sponsored research sub-agreement in March 2001. The term of this sub-agreement is from March 2001 to October 2001, with a final report due in 2002. In exchange for research assistance, Pilot will pay fees to Wake Forest in the aggregate of $170,000 over the specified term of the agreement. Certain research milestones, the initiation of the project and the presentation of the final report trigger cash payments to be made by Pilot. The Company expensed $148,000 of the aggregate cost of the research project through the year ending December 31, 2002.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     License and Research Agreements (continued)

Johns Hopkins University
 In April 1999, Pilot entered into an exclusive license agreement with Johns Hopkins University (“Johns Hopkins”) for the rights to certain patented or patent pending inventions. The license agreement provides for Pilot to reimburse Johns Hopkins for the costs of maintaining the patent rights, pay a processing fee of $5,000, and pay an annual maintenance fee beginning in 2001 of $2,500.

Pilot is required to pay royalties of 1.5% of net sales, with minimum payments until cumulative net sales reach a certain level. There are also milestone payments based upon the achievement of certain product development events, as defined in the agreement. In the event the license is sold, there are payments due on the amount of the sale, ranging from 5% to 10%, as well as 5% of any additional amounts that may be received from any sublicense. The license agreement terminates concurrently with the expiration of the patents.

Bristol-Myers Squibb
 On October 3, 2001, Pilot and Bristol-Myers Squibb (“BMS”) signed an agreement granting Pilot a worldwide exclusive license to develop and market a BMS patented class of oral retinoids. Pilot will pay license fees and royalties based upon certain milestones and net sales of products containing the patented compound, respectively.

11.     Quintiles Transnational Corporation Agreements

On June 22, 2001, Pilot entered into an Investment and Royalty Agreement and a Loan Agreement with PharmaBio Development, Inc. (“PharmaBio”) and a Commercialization Agreement with Innovex LP (“Innovex”). Innovex and PharmaBio are commonly controlled by Quintiles Transnational Corporation.

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

Under the Investment and Royalty agreement, PharmaBio will fund 50% of the estimated $55,000,000 total commercialization cost under the Innovex Commercialization Agreement, during the five-year term following launch, provided that, without the approval of PharmaBio, such obligation will not exceed (i) $6,000,000 for any single year, or (ii) $30,000,000 in the aggregate. The funding will be structured so that 10% of the total estimated commitment amount will be paid upon launch of the Innovex sales force and the remaining amount will be paid in equal quarterly payments during the five-year term. Further, in exchange for PharmaBio’s funding commitments, Pilot shall pay PharmaBio royalties on sales of a specified product covered by the Commercialization Agreement with such rates subject to adjustment as set forth in the Investment and Royalty Agreement to provide PharmaBio a minimum rate of return.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     South Carolina Incentive Agreements

On October 4, 2002, Pilot AgBio, Inc. (“AgBio”), a wholly-owned subsidiary of Pilot, and Pilot entered into an Incentive Agreement with various agencies and a county in the State of South Carolina as well as a banking corporation and developer, providing AgBio and Pilot a wide range of performance-based incentives, authorized by state statute, including Job Tax Credits and Job Development Credits in addition to assistance through grants and loans.

Under the Incentive Agreement a biopharmaceutical manufacturing facility (“Project Facility”) will be constructed by a developer and leased to AgBio. Certain funds under the Incentive Agreement are to be utilized by AgBio for investment in the Project Facility. Additionally, Pilot will relocate its corporate headquarters and research and development facilities to South Carolina.

As of December 31 2002, AgBio has received $5,125,000 under the Incentive Agreement in the form of economic development grants and working capital loans. Specifically, AgBio received the following: (i) $1,500,000 working capital term loan from a banking corporation (“Banking Loan”), bearing interest at Prime plus 1.5%, having a term of 6 years with interest only payments beginning March 15, 2003 and a balloon payment at the end of the term; (ii) $2,125,000 South Carolina state agency forgivable working capital loan (“Agency Loan”), bearing interest at 3% and a balloon payment at the end of year five; (iii) $500,000 as an incentive from the developer for the signing of the lease on the Project Facility; and (iv) $1,000,000 economic development grant to assist the Company in upfitting and equipping the Project Facility and commencement of agricultural and production operations. Pilot also expects to receive a $500,000 grant for the costs associated with the relocation of its corporate headquarters and research and development facilities to South Carolina and an additional $1,000,000 for construction of a new research facility. In addition, AgBio and Pilot are eligible to qualify for job development and various other tax incentives and credits that are expected to be realized over the next five to ten years.

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

The Company will be relocating various employees and offices to South Carolina in which the Company expects to incur relocation costs. Until the Company has determined the number of employees relocating and the total cost of moving the office facilities, the Company cannot reasonably estimate such costs.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Purchase Commitments

On September 1, 2002, Pilot entered into an agreement with Kings, Inc. granting Pilot the option to purchase all or a portion of approximately 900 metric tons of borage products during the period from January 1, 2003 through December 31, 2005. During the option period, Pilot must obtain approval from Kings for the purchase of borage products from a third party.

In connection with the South Carolina Incentive Agreements, Pilot is committed to acquiring up to 30% of its worldwide borage seed requirements from qualified South Carolina growers.

The timing, quantity, or value of these commitments cannot be reasonably determined at this time since the Company has not commenced product sales.

14.     Purchase Agreement with Kings

On September 24, 2002, the Company and Pilot entered into a Purchase Agreement with Kings, Inc. (“Kings”) for the purchase of borage concentrate, which is used in the production of Airozin™. Under the Purchase Agreement, the Company owed Kings $2,844,864, which was to be paid in the form of 1) $200,000 at the signing of the Purchase Agreement; 2) delivery of 523,288 restricted shares of the Company’s common stock (“Restricted Shares”) valued at $1,569,864 at the signing of the Purchase Agreement; and 3) the remaining $1,075,000 to be paid to Kings as 50% of any monies (other than (i) grants or (ii) loans made to Pilot by Academy Venture Fund LLC or its affiliates in an amount not to exceed $240,000) raised by Pilot after the signing of the Purchase Agreement.

Until such a time that Kings disposes of or the Company repurchases the Restricted Shares, interest shall accrue at the Bank of England Prime Rate plus 1% on the remaining principal amount of the Restricted Shares computed at $3.00 per share. If by July 1, 2003, the Company has not purchased from Kings a number of Restricted Shares which would enable Kings to sell under Securities Act Rule 144 (“Rule 144”) the remaining Restricted Shares on September 24, 2003, the Company shall commence the preparation of a Registration Statement with respect to the remaining Restricted Shares. From September 24, 2002 through September 12, 2003, the Company will have the right to repurchase the Restricted Shares at $3.00 per share plus accrued interest; in addition Kings may only sell the Restricted Shares to the Company or its designee. Between September 13, 2003 and September 17, 2003, the Company must repurchase any remaining Restricted Shares, at $3.00 per share, plus accrued interest upon written notice from Kings. If all of the remaining Restricted Shares held by Kings on September 24, 2003 are not repurchased, Kings shall have the right to sell the remaining Restricted Shares. If remaining Restricted Shares are sold by Kings on or prior to March 31, 2004 at a price per share less than $3.00, the Company will be obligated to pay the difference between $3.00 and the price that Kings is able to sell the Restricted Shares, plus accrued interest. Likewise, if the remaining Restricted Shares are sold by Kings at a price in excess of $3.00 per share, Kings is obligated to pay the excess to the Company.

As of December 31, 2002, the Company has paid for and received the initial purchase of borage oil in the amount of $200,000 and has remitted the remaining cash obligation of $1,075,000 to Kings. Additionally, the Company has included the value of the Restricted Shares, $1,569,864, in other long term liabilities, which will be required to be repurchased by the Company if Kings is unable to sell the Restricted Shares to a third party. The remaining outstanding inventory to be received, $2,644,864, is recorded as inventory deposits pending its physical release to the Company. This inventory is expected to be utilized over eighteen months based on the Company’s current operating plan. The inventory deposits will be recorded at the lower of cost or market and reviewed for potential impairment on a periodic basis.

PILOT THERAPEUTICS HOLDINGS, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Supplemental Cash Flow Information

			Cumulative from
			August 3, 1998
			(inception) to
	Year ended December 31		December 31,
	2002	2001	2002

Furniture and equipment obtained with capital leases	$—	$—	$103,515

Exchange of demand promissory note principle and interest for convertible demand promissory note	$—	$—	$263,875

Exchange of convertible demand promissory notes for Series B redeemable convertible demand promissory note	$—	$2,713,875	$2,713,875

Accrued interest on convertible demand promissory notes exchanged for Series B redeemable convertible preferred stock	$—	$113,350	$113,350

Costs associated with issuance of Series B redeemable convertible preferred stock	$—	$13,754	$13,754

Common stock issued for inventory deposits	$1,569,864	$—	$1,569,864

Common stock issued for services	$26,600	$—	$26,600

Common stock issued for furniture and equipment	$17,363	$—	$17,363

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

By resolution adopted on August 24, 2001, the board of directors of Interallied Group, Inc., the predecessor of Pilot Therapeutics Holdings, Inc., elected to change independent accountants to Ernst & Young, LLP (“E&Y”). The independent accounting firm of Richard A. Eisner & Company, LLP was notified on September 10, 2001 that the client auditor relationship between the Company and Richard A. Eisner & Company, LLP would not be renewed. Richard A. Eisner & Company, LLP had not yet been retained to review the Company’s financial statements for the quarter ending September 30, 2001. As used in this Item 8, the term “Company” means for periods (i) prior to November 30, 2001, Interallied Group, Inc. and (ii) on and after November 30, 2001, Pilot Therapeutics Holdings, Inc.

The independent auditor’s report on the consolidated financial statements for the two years ended December 31, 2000 contained no adverse opinion, no disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except such report did contain the following explanatory paragraph related to the uncertainty related to the Company’s ability to continue as a going concern: “The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, as of December 31, 2000, the Company has a working capital and stockholders’ deficiency and is not engaged in any active business operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

In connection with the audits of the Company’s consolidated financial statements for each of the two years ended December 31, 2000, as well as the period up to and including August 24, 2001, there have been no disagreements with Richard A. Eisner & Company, LLP on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which if not resolved to the satisfaction of Richard A. Eisner & Company, LLP would have caused Richard A. Eisner & Company, LLP to make reference to the subject matter of the disagreements in connection with their reports.

Richard A. Eisner & Company’s letter addressed to the Securities and Exchange Commission is attached hereto as Exhibit 16.1.

On August 24, 2001, the Company’s board of directors engaged E&Y, 202 CentrePort Drive, Suite 200, Greensboro, North Carolina 27109 as its new independent auditors to audit the Company’s consolidated financial statements for the year ended December 31, 2001.

The Company, during the two most recent fiscal years and the subsequent interim periods prior to the engagement of the E&Y, did not consult with the E&Y with regard to (a) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (b) on any matter that was either the subject of a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

PART III

Item 9.  Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

The information presented under the captions “Information Concerning Nominees for Election as Class I Directors,” “Class II (Term Expires at the 2004 Annual Meeting),” “Class III (Term Expires at 2005 Annual Meeting),” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”) is incorporated herein by reference. Such 2003 Proxy Statement will be filed with the Securities and Exchange Commission in March 2003.

Item 10.  Executive Compensation

The information presented under the captions “Executive Compensation” and “Director Compensation” of the 2003 Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information presented under the captions “Equity Compensation Plan Information” and “Beneficial Ownership of Directors, Executive Officers and Certain Beneficial Owners” of the 2003 Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

The information presented under the caption “Certain Relationships and Related Transactions” of the 2003 Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K

     (a)  Exhibits. The following documents are filed as part of this report:

(1)	Consolidated Financial Statements of the Company are included in Part II, Item 7:

Reports of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Exhibits

See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b)  Reports on Form 8-K

The Company filed a report on Form 8-K, dated September 24, 2002 and filed on October 11, 2002, pursuant to Item 5 disclosing that the Company entered into a Purchase Agreement and an Option Agreement with Kings.

Item 14.  Controls And Procedures

     Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PILOT THERAPEUTICS HOLDINGS, INC.
	By:	/s/ Floyd H. Chilton III President and Chief Executive Officer

Date: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Glenn J. Kline Glenn J. Kline	Chairman of the Board of Directors	March 31, 2003

/s/ Floyd H. Chilton III Floyd H. Chilton III	President, Chief Executive Officer, Chief Scientific Officer and Director (Principal Executive Officer)	March 31, 2003

/s/Glenn J. Kline Glenn J. Kline	Acting Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2003

/s/ Santo J. Costa Santo J. Costa	Director	March 31, 2003

/s/ James W. Johnston James W. Johnston	Director	March 31, 2003

/s/ Bradley J. Undem Bradley J. Undem	Director	March 31, 2003

/s/ Margaret M. Urquhart Margaret M. Urquhart	Director	March 31, 2003

Section 302 Certification

     I, Floyd H. Chilton III, Ph.D., the Chief Executive Officer of Pilot Therapeutics Holdings, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Pilot Therapeutics Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Floyd H. Chilton III, Ph.D. Floyd H. Chilton III, Ph.D. Chief Executive Officer Principal Executive Officer

Section 302 Certification

     I, Glenn J. Kline, the Acting Principal Financial Officer of Pilot Therapeutics Holdings, Inc., certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Pilot Therapeutics Holdings, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on the most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Glenn J. Kline Glenn J. Kline Acting Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Stock Exchange Agreement dated August 1, 2001 among Interallied Group, Inc. and the shareholders of Pilot Therapeutics, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed August 28, 2001.

2.2	Agreement and Plan of Merger dated October 10, 2001 by and between ILRG and Pilot Therapeutics Holdings, Inc. incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed December 14, 2001.

3.1	Certificate of Incorporation of Pilot Therapeutics, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed July 23, 2002.

3.2	Bylaws of Pilot Therapeutics Holdings, Inc., incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 filed January 9, 2002.

4.1	Promissory Note of Pilot Therapeutics, Inc. dated June 22, 2001 payable to PharmaBio Development, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Form 10-QSB filed November 14, 2001.

4.2	Loan Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc., incorporated by reference to Exhibit 4.2 to the Company’s Form 10-QSB filed November 14, 2001.

4.3	Security Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc., incorporated by reference to Exhibit 4.3 to the Company’s Form 10-QSB filed November 14, 2001.

4.4	Amendment to Loan Agreement dated December 21, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc., incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed December 21, 2001.

4.5	Convertible Unsecured Demand Promissory Note, dated September 27, 2002, issued to Academy Centennial Fund, LLC by Pilot Therapeutics Holdings, Inc., incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

4.6	Guarantee Agreement, dated September 27, 2002, issued to Academy Centennial Fund, LLC by Pilot Therapeutics Holdings, Inc., incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

10.1	Interallied Group, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed November 14, 2001.

Exhibit No.	Description of Exhibit

10.2	Pilot Therapeutics Holdings, Inc. 2001 Stock Incentive Plan (As Amended and Restated Through June 20, 2002), incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed July 23, 2002.

10.3	License Agreement dated December 11, 1998 by and between Pilot Therapeutics, Inc. (formerly known as Pilot Biotechnologies, Inc.) and Wake Forest University, incorporated by reference to Exhibit 10.3 to the Company’s Form 10-QSB filed November 14, 2001.

10.4	Research Agreement dated December 11, 1998 by and between Pilot Therapeutics, Inc. (formerly known as Pilot Biotechnologies, Inc.) and Wake Forest University School of Medicine, incorporated by reference to Exhibit 10.4 to the Company’s Form 10-QSB filed November 14, 2001.

10.5	Investment and Royalty Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and PharmaBio Development, Inc., incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB filed November 14, 2001.

10.6	Commercialization Agreement dated June 22, 2001 by and between Pilot Therapeutics, Inc. and Innovex LP, incorporated by reference to Exhibit 10.5 to the Company’s Form 10-QSB filed November 14, 2001.

10.7	License Agreement dated October 3, 2001 by and between Pilot Therapeutics, Inc. Bristol-Myers Squibb Company, incorporated by reference to Exhibit 10.6 to the Company’s Form 10-QSB filed November 14, 2001.

10.8	Pilot Therapeutics, Inc. 1998 Stock Option Plan (As Amended and Restated Effective December 19, 2000), incorporated by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed January 9, 2002.

10.9	Letter agreement, dated June 2, 1999, between the Company and Beth Fordham-Meier, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-KSB filed April 16, 2002.

10.10	Agreement for Supply of Borage and Echium Oil, dated April 2002, between Pilot Therapeutics, Inc. and Kings, Inc., incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-QSB filed May 15, 2002.

10.11	Agreement, dated July 10, 2002, between the Company and Floyd H. Chilton, III, Ph.D., incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2002.

Exhibit No.	Description of Exhibit

10.12	Agreement, dated July 10, 2002, between the Company and Jack Voller, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2002.

10.13	Agreement, dated July 10, 2002, between the Company and Marc Surette, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2002.

10.14	Agreement, dated July 10, 2002, between the Company and David Mills, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2002.

10.15	Purchase Agreement, dated as of September 1, 2002, between Pilot Therapeutics Holdings, Inc., Pilot Therapeutics, Inc. and Kings, Inc., incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed October 1, 2002.

10.16	Option Agreement, dated as of September 24, 2002, between Pilot Therapeutics, Inc. and Kings, Inc., incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed October 1, 2002.

10.17	Lease Agreement, dated October 31, 2002, between Blackbaud, LLC and Pilot Therapeutics, Inc., incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-QSB filed November 14, 2002.

16.1	Letter from Richard A. Eisner & Company, LLP, dated January 14, 2002, incorporated by reference to Exhibit 16 to the Company’s Amended Current Report on Form 8-K filed January 16, 2002.

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

99.1	Certification of Floyd H. Chilton, III, Chief Executive Officer of Pilot Therapeutics Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Glenn J. Kline, Acting Principal Financial Officer of Pilot Therapeutics Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.