Form 10QSB
period 2003-03-31
PILOT THERAPEUTICS HOLDINGS INC
filed 2003-05-14
CIK 1098960

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________

FORM 10-QSB

(Mark One)
[X]	Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003.

[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ______to ______

Commission File Number 000-28131

PILOT THERAPEUTICS HOLDINGS, INC.
(Exact Name of Small Business Issuer as specified in its Charter)

Delaware	56-2280858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Daniel Island Drive
Charleston, SC 29492
843-329-8500
(Address of principal executive offices)

As of April 30, 2003, registrant had outstanding 11,517,306 shares of Common Stock, $.001 par value.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)

FOR THE QUARTERLY PERIOD ENDED March 31, 2003

INDEX

PART I:	Financial Information

ITEM 1.	Financial Statements and Notes to Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2

	Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and the period from August 3, 1998 (date of inception) to March 31, 2003	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and the period from August 3, 1998 (date of inception) to March 31, 2003	4

	Notes to Consolidated Financial Statements	5

ITEM 2.	Plan of Operations	7

ITEM 3.	Controls and Procedures	9

PART II:	Other Information	9

ITEM 6.	Exhibits and Reports on Form 8-K	9

Signatures		10

Certifications		11

Exhibit Index		13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31,
	2003	December 31,
Assets	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$361,875	$2,208,161
Accounts Receivable	500,000	—
Inventories	370,767	353,605
Prepaid and other current assets	321,890	345,920

Total current assets	1,554,532	2,907,686
Construction in progress	44,508	—
Furniture and equipment, net	109,795	108,448
Inventory deposits	2,644,864	2,644,864
Other	—	51,904

Total assets	$4,353,699	$5,712,902

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,087,731	$1,382,575
Accrued expenses and other current liabilities	996,539	872,523
Current portion of capital lease obligation	—	31,139

Total current liabilities	2,084,270	2,286,237
Convertible deferred grants	3,625,000	3,125,000
Convertible debt, net of imputed value of beneficial conversion	3,389,034	3,266,841
Long-term debt	1,500,000	1,500,000
Obligation related to redeemable common stock	1,569,864	1,569,864

Total liabilities	12,168,168	11,747,942

Stockholders’ equity (deficit):
Preferred stock: $.001 par value; 20,000,000 shares authorized at March 31, 2003 and December 31, 2002; 0 shares issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized at March 31, 2003 and December 31, 2002; 11,517,306 and 11,547,306 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	11,517	11,547
Capital in excess of stated value	11,063,906	11,135,998
Deferred compensation	(402,081)	(493,476)
Deficit accumulated during development stage	(18,487,811)	(16,689,109)

Total stockholders’ deficit	(7,814,469)	(6,035,040)

Total liabilities and stockholders’ deficit	$4,353,699	$5,712,902

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

			Cumulative from
			August 3, 1998
			(inception)
	Three months ended		through
	March 31,		March 31,
	2003	2002	2003

Operating expenses:
Research and development	$158,010	$479,246	$4,585,093
General and administrative	1,393,816	1,573,157	11,950,585

Loss from operations	(1,551,826)	(2,052,403)	(16,535,678)
Interest expense	(251,047)	(242,531)	(1,555,444)
Other income, net	4,170	3,981	83,096

Net loss	(1,798,703)	(2,290,953)	(18,008,026)

Accreted redemption value on Series A and B redeemable convertible preferred stock	—	—	(479,408)

Net loss applicable to common stock	$(1,798,703)	$(2,290,953)	$(18,487,434)

Basic and diluted loss per common share for 2003 and pro forma basic and diluted loss per common share for 2002	$(0.16)	$(0.22)

Weighted Average common shares outstanding – basic and diluted for 2003 for 2002	11,517,306	10,366,647

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
			August 3, 1998
			(inception) to
	Three months ended March 31		March 31,
	2003	2002	2003

Operating activities
Net loss	$(1,798,703)	$(2,290,953)	$(18,008,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,068	13,543	159,885
Loss on disposal of furniture and equipment	—	2,748	15,580
Amortization of beneficial conversion	122,193	122,193	610,966
Other noncash charges	—	—	135,017
Compensation related to the issuance of certain stock options	69,274	417,771	2,340,529
Changes in operating assets and liabilities:
Accounts receivable	—	10,029
Inventories	(17,162)	—	(370,767)
Prepaid expenses and other assets	24,030	86,813	(321,890)
Other assets	51,904	—	(1,075,000)
Accounts payable and accrued expenses	(170,828)	(402,080)	2,111,361

Net cash used in operating activities	(1,712,224)	(2,039,936)	(14,402,723)

Investing activities
Investment in land and building	(44,508)	—	(44,508)
Purchases of furniture and equipment	(8,415)	—	(164,381)

Net cash used in investing activities	(52,923)	—	(208,889)

Financing activities
Proceeds from issuance of notes payable	—	—	375,000
Payments on notes payable	—	—	(375,000)
Proceeds from issuance of long-term debt	—	—	1,500,000
Proceeds from issuance of convertible deferred grants	—	—	3,125,000
Payments on capital lease obligation	(31,139)	(6,948)	(103,515)
Proceeds from issuance of convertible debt	—	—	6,800,000
Proceeds from exercise of stock options	—	29,818	99,791
Proceeds from the issuance of common stock	—	1,781,204	2,593,602
Repurchase of common stock	(50,000)	—	(50,000)
Stock Exchange with Interallied Group, Inc.	—	—	(362,686)
Net proceeds from issuance of Series A and Series B redeemable convertible preferred stock	—	—	1,371,295

Net cash (used in) provided by financing activities	(81,139)	1,804,074	14,973,487

Net (decrease) increase in cash and cash equivalents	(1,846,286)	(235,862)	361,875
Cash and cash equivalents at beginning of period	2,208,161	829,565	—

Cash and cash equivalents at end of period	$361,875	$593,703	$361,875

See accompanying notes.

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

Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company’s first product for asthma, Airozin™ which took place on April 7, 2003. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $18,487,811 through March 31, 2003.

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

2.     Basis of Presentation

The accompanying financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of March 31, 2003, results of operations for the three months ended March 31, 2003 and 2002, and cash flows and shareholders’ equity (deficit) for the three months ended March 31, 2003 and 2002 have been made. The results of operations for the three months ended March 31,

2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

3.     Recent Accounting Pronouncements

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities (“SFAS 146”). The statement requires costs associated with exit or disposal activities to be recognized when incurred rather than at the date of a commitment to an exit or disposal plan. The requirements of SFAS 146 are effective for exit or disposal activities initiated after January 1, 2003. The Company adopted the provisions of SFAS 146 on January 1, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition disclosure requirements of SFAS 148 were effective for fiscal year 2002. The interim and annual disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition, results of operations or cash flows.

4.     Income Taxes

No federal or state income tax has been provided for the three months ended March 31, 2003 and 2002 due to the existence of unused net operating loss carryforwards. The Company did not pay any income taxes during the three months ended March 31, 2003 and 2002.

5.     Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all years presented.

6.     Stockholders’ Equity

Stock Option Plans

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has not adopted the fair value method of accounting for stock based compensation. Pilot adopted a stock option plan in 1998 (“1998 Plan”) and a stock incentive plan in 2001 (“2001 Plan”). Under both the 1998 Plan and the 2001 Plan, options to purchase up to 2,665,620 shares of common stock may be granted to employees, directors, independent contractors, consultants and advisors. Awards may be made to participants in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance awards and other stock grants or stock-based awards. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31
	2003	2002

Net loss, as reported	$(1,798,703)	$(2,290,953)
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	69,273	417,117
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(83,895)	(57,945)

Pro forma net loss	$(1,813,325)	$(1,931,781)

Earnings per share:
Basic and diluted — as reported	$(0.16)	$(0.22)

Basic and diluted — pro forma	$(0.16)	$(0.19)

Weighted Average Shares	11,517,306	10,366,647

At March 31, 2003, a total of 1,588,716 shares were available for future stock option grants under the Company’s stock option plans. A summary of the Company’s stock option plans at March 31, 2003 and changes during the three months then ended is presented in the table below:

		Weighted-
		Average
		Exercise
	Shares	Price

Shares under option:
Outstanding, beginning of year	1,221,912	$1.802
Granted	—	—
Exercised	—	—
Forfeited	308,444	0.339

Outstanding, March 31, 2003	913,468	$1.716

During the three months ended March 31, 2003, the Company recorded aggregate deferred compensation of $0 related to the issuance of stock options, and related amortization of $69,274. During the three months ended March 31, 2003, the Company reversed $22,122 of deferred compensation and capital in excess of stated value for unamortized deferred compensation related to the forfeiture of nonvested options by terminated individuals.

7.     Subsequent Events

On May 9, 2003, the Company entered into a revolving line of credit (“Line of Credit”) with RBC Centura Bank for $300,000 for working capital purposes. Interest is payable monthly in arrears at the RBC Centura Bank Prime Rate plus 3.0%, beginning on June 1, 2003 and continuing on the same calendar day of each consecutive month thereafter until September 1, 2003 (the “Maturity Date”). All outstanding principal and unpaid accrued interest shall be due on the Maturity Date. The Line of Credit is guaranteed by Academy Centennial Fund, LLC (“Academy”). The Company will issue 3,000 restricted shares of the Company’s common stock to Academy as compensation for the Line of Credit guarantee.

ITEM 2. PLAN OF OPERATION

     Certain statements in this section and elsewhere in this Quarterly Report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and speak only as of the date of this report. The terms “expect,” “anticipate,” “believe,” “intend,” “estimate,” “plan,” and “project” and similar words or expressions are intended to identify forward-looking statements. The forward-looking statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Our business is subject to many risks and uncertainties, including our ability to register, commercialize or license our products successfully and to promote physician and patient acceptance of our products, our need to obtain substantial additional capital to fund our operations and the progress of product development, and the uncertain regulatory environment (and the resulting requirements and restrictions regarding pre-marketing approval and label and promotional claims) surrounding our lead product. These and other risks and uncertainties, many of which are described in more detail in our Annual Report on Form 10-KSB under “Risk Factors,” could cause actual results and experience to differ materially from those expressed or implied by any of these forward-looking statements.

OVERVIEW

     Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our results of operations from the three months ended March 31, 2003 and 2002, to the extent such analysis relates to our plan of operation.

     The following discussion, analysis and plan of operation should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes of Pilot Therapeutics Holdings, Inc. and its wholly owned subsidiaries, including Pilot Therapeutics, Inc. (“Pilot”) (together referred to as the “Company,” “us” or “we”).

RESULTS OF OPERATIONS

     As a development stage company, our operating activities have been limited primarily to research and product development (including preclinical and clinical development) and, accordingly, we have not yet generated any revenues from operations.

     Research and Development Expenses

     Since inception, we have been developing products that are created from our proprietary Functional Liponomics™ discovery platform. The Functional Liponomics™ discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. We expect that over the next 12 months, we will continue: (i) the development of our medical food product for asthma, Airozin™, that we launched in April, 2003; (ii) an additional premarket clinical trial for PLT 1288, Pilot’s medical food for arthritis; and (iii) the preparation and filing of an Investigational New Drug (“IND”) application and continuation of clinical trials for our lead botanical drug candidates for coronary heart disease (PLT 732).

     Our research and development expenses in the first quarter of 2003 were $158,000, as compared with $479,000 in the same quarter of the prior year, a decrease of 67%. This decrease in research and development expenses is primarily attributable to completion of several clinical trials of pipeline products generated from our Functional Liponomics™ discovery platform, as we prepared our lead products for introduction into the marketplace. These trials started in 2001. No new trials have been conducted in 2003. We have included in our research and development expenses the personnel costs related to our research activities and costs related to clinical trial expenses.

     General and Administrative Expenses

     General and administrative expenses in the first quarter of 2003 were $1,394,000, as compared to $1,573,000 in the same quarter of the prior year, a decrease of 11%. The decrease is a result of a significant reduction in non-cash compensation paid primarily to consultants in the first quarter of 2002 and of spending curtailment to conserve cash.

PLAN OF OPERATION

     Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At March 31, 2003, we had cash and cash equivalents totaling $361,875, a decrease of $1,846,286 compared to December 31, 2002.

     For the three months ended March 31, 2003, net cash used in operations was $1,712,000 an increase of $173,000 from the same period in 2002. The decrease includes payment of $500,000 to the developer of our Orangeburg, South Carolina facility in accordance with terms of the South Carolina Incentive Agreement. Under terms of the Incentive Agreement, the Company will receive reimbursement of development expenses approved by the State of South Carolina. Reimbursement in an approximate amount of $500,000 is expected in the second quarter of 2003.

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

Based on the level of operating cash requirements expected for 2003, we will require significant additional funding to continue our operations beyond the third quarter of 2003. Therefore, we are currently seeking to raise approximately $4-6 million of additional capital to fund: (i) the development, marketing and national launch of Airozin™, our product for asthma; (ii) an additional premarketing clinical trial for PLT 1288, Pilot’s medical food for arthritis; and (iii) the preparation and filing of an IND and clinical trials for our lead botanical drug candidates for coronary heart disease (PLT 732).

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and director of finance and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s chief executive officer and director of finance and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

See the Exhibit Index following the Signature Page, which is incorporated herein by reference.

     (b)  Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

PILOT THERAPEUTICS HOLDINGS, INC. (Registrant)

Dated: May 14, 2003	By: /s/ Floyd H. Chilton III Floyd H. Chilton III, PhD President and Chief Executive Officer

Dated: May 14, 2003	By: /s/ Anthony Hardwick Anthony Hardwick Director of Finance and Principal Financial and Accounting Officer

SECTION 302 CERTIFICATION

I, Floyd H. Chilton III, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Pilot Therapeutics Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Floyd H. Chilton III Floyd H. Chilton III, Ph.D. Chief Executive Officer and President

SECTION 302 CERTIFICATION

I, Anthony Hardwick, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Pilot Therapeutics Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Anthony Hardwick Anthony Hardwick Director of Finance and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

99.1	Certification of Floyd H. Chilton III, Ph.D., Chief Executive Officer of Pilot Therapeutics Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Anthony Hardwick, Director of Finance (Principal Financial and Accounting Officer) of Pilot Therapeutics Holdings, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.