Form 10QSB
period 2003-06-30
PILOT THERAPEUTICS HOLDINGS INC
filed 2003-09-05
CIK 1098960

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003.

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number   000-28131

PILOT THERAPEUTICS HOLDINGS, INC.
(Exact Name of Small Business Issuer as specified in its Charter)

Delaware	56-2280858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2000 Daniel Island Drive
Charleston, SC 29492
843-329-8500
(Address of principal executive offices)

As of July 31, 2003, registrant had outstanding 11,544,501 shares of Common Stock, $.001 par value.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)

FOR THE QUARTERLY PERIOD ENDED June 30, 2003

INDEX

PART I:	Financial Information

ITEM 1	Financial Statements and Notes to Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2

	Consolidated Statements of Operations for the three months and six months ended June 30, 2003
	and 2002, and the period from August 3, 1998 (date of inception)
	to June 30, 2003	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2003
	and 2002, and the period from August 3, 1998 (date of inception)
	to June 30, 2003	4

	Notes to Consolidated Financial Statements	5

ITEM 2	Plan of Operations	11

ITEM 3	Controls and Procedures	15

PART II	Other Information

ITEM 6	Exhibits and Reports on Form 8-K	15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2003	December 31,
Assets	(Unaudited)	2002

Current assets:
Cash and cash equivalents	$97,109	$2,208,161
Accounts receivable	515,741	—
Inventories	341,005	353,605
Prepaid and other current assets	164,765	345,920

Total current assets	1,118,620	2,907,686
Construction in progress	116,905	—
Furniture and equipment, net	106,841	108,448
Inventories, long-term	2,644,864	2,644,864
Other	—	51,904

Total assets	$3,987,230	$5,712,902

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,423,778	$1,382,575
Accrued expenses and other liabilities	1,050,099	872,523
Line of credit	400,000	—
Current portion of capital lease obligation	—	31,139
Obligation related to redeemable common stock	1,569,864	—

Total current liabilities	4,443,741	2,286,237
Convertible deferred grants	4,125,000	3,125,000
Convertible debt, net of imputed value of beneficial conversion feature	3,511,227	3,266,841
Long-term debt	1,500,000	1,500,000
Obligation related to redeemable common stock	—	1,569,864

Total liabilities	9,136,227	11,747,942
Stockholders’ equity (deficit):
Preferred stock: $.001 par value; 20,000,000 shares authorized at June 30, 2003 and December 31, 2002; 0 shares issued and outstanding	—	—
Common stock: $.001 par value; 50,000,000 shares authorized at June 30, 2003 and December 31, 2002; 11,547,304 and 11,547,306 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	11,547	11,547
Capital in excess of stated value	11,068,605	11,135,998
Deferred compensation	(322,660)	(493,476)
Deficit accumulated during development stage	(20,350,230)	(16,689,109)

Total stockholders’ deficit	(9,592,738)	(6,035,040)

Total liabilities and stockholders’ deficit	$3,987,230	$5,712,902

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

					Cumulative from
					August 3, 1998
					(inception)
					through
	Three months ended June 30,		Six months ended June 30,		June 30,

	2003	2002	2003	2002	2003

Operating expenses:
Research and development	$113,565	$269,823	$271,574	$749,069	$4,673,686
General and administrative	1,557,874	962,168	2,951,690	2,535,325	13,533,804

Loss from operations	(1,671,439)	(1,231,991)	(3,223,264)	(3,264,394)	(18,207,489)
Interest expense	(191,541)	(239,639)	(442,588)	(482,170)	(1,746,985)
Other income, net	561	1,974	4,732	5,955	83,653

Net loss	(1,862,418)	(1,469,656)	(3,661,121)	(3,670,609)	(19,870,822)
Accreted redemption value on Series A and B redeemable convertible preferred stock	—	—			(479,408)

Net loss applicable to common stock	$(1,862,418)	$(1,469,656)	$(3,661,121)	$(3,760,609)	$(20,350,230)

Basic and diluted loss per common share for 2003 and pro forma basic and diluted loss per common share for 2002	$(.16)	$(.14)	$(.32)	$(.36)

Weighted Average common shares outstanding – basic and diluted for 2003 for 2002	11,524,945	10,633,853	11,535,335	10,500,988

See accompanying notes.

PILOT THERAPEUTICS HOLDINGS, INC.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

			Cumulative from
			August 3, 1998
			(inception) to
	Six months ended June 30,		June 30,
	2003	2002	2003

Operating activities
Net loss	$(3,661,121)	$(3,760,609)	$(19,870,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,436	27,086	167,253
Loss on disposal of furniture and equipment	—	2,748	15,580
Amortization of beneficial conversion	244,386	244,386	733,159
Other noncash charges	—	—	135,017
Compensation related to the issuance of certain stock options	146,875	692,248	2,418,130
Changes in operating assets and liabilities:
Accounts receivable	—	244,014	—
Inventories	12,600	—	(341,005)
Prepaid expenses and other assets	181,155	139,105	(164,765)
Inventories and other assets	51,904	—	(1,075,000)
Accounts payable and accrued expenses	218,779	(130,016)	2,500,968

Net cash used in operating activities	(2,790,986)	(2,547,038)	(15,481,485)
Investing activities
Investment in land and building	(116,905)	—	(116,905)
Purchases of furniture and equipment	(12,830)	—	(168,796)

Net cash used in investing activities	(129,735)	—	(285,701)
Financing activities
Proceeds from draw on line of credit	400,000	—	775,000
Payments on notes payable	—	—	(375,000)
Proceeds from issuance of long-term debt	—	—	1,500,000
Proceeds from issuance of convertible deferred grants	484,258	—	3,609,258
Payments on capital lease obligation	(31,139)	(13,895)	(103,515)
Proceeds from issuance of convertible debt	—	—	6,800,000
Proceeds from exercise of stock options	11,550	68,463	111,341
Proceeds from the issuance of common stock	—	1,781,204	2,593,602
Repurchase of common stock	(55,000)	—	(55,000)
Stock Exchange with Interallied Group, Inc.	—	—	(362,686)
Net proceeds from issuance of Series A and Series B redeemable convertible preferred stock	—	—	1,371,295

Net cash provided by financing activities	809,669	1,835,772	15,864,295
Net (decrease) increase in cash and cash equivalents	(2,111,052)	(711,216)	97,109
Cash and cash equivalents at beginning of period	2,208,161	829,565	—

Cash and cash equivalents at end of period	$97,109	$118,299	$97,109

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

Since its inception on August 3, 1998, the Company has devoted substantial effort towards conducting product discovery and development, raising capital, conducting clinical trials, recruiting personnel and supporting the sales and marketing organizations and infrastructure in anticipation of the commercial launch of the Company’s first product for asthma, Airozin™ which took place on April 7, 2003. In the course of such activities, the Company has sustained operating losses and expects such losses to continue for the next several years. The Company is working on several long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. The Company has not generated any significant revenues or product sales and has not achieved profitable operations or positive cash flow from operations. The Company’s deficit accumulated during the development stage aggregated $20,350,230 through June 30, 2003.

The Company’s ability to meet its business plan objectives is dependent upon its ability to raise additional financing, substantiate its technology and, ultimately, to fund its operations from revenues. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. The Company plans to continue to finance its operations in 2003 with a combination of stock issuances and the remainder of the South Carolina incentive grants and, in the longer term, revenues from product sales. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing needed for the long-term development and commercialization of its planned products.

The Company is considered a development stage company for financial statement disclosure purposes because the Company is devoting substantially all of its efforts to establishing new products.

2. Basis of Presentation

The accompanying financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary to present a fair statement of financial position as of June 30, 2003, results of operations for the three and six months ended June 30, 2003 and 2002, and cash flows and shareholders’ equity (deficit) for the six months ended June 30, 2003 and 2002 have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

3. Income Taxes

No federal or state income tax has been provided for the three and six months ended June 30, 2003 and 2002 due to the existence of unused net operating loss carryforwards. The Company did not pay any income taxes during the three and six months ended June 30, 2003 and 2002.

4. Loss per Share

The Company has excluded all outstanding stock options from the calculation of pro forma diluted loss per common share because they are anti-dilutive for all years presented.

5. Stockholders’ Equity

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Net loss, as reported	(1,862,418)	(1,469,656)	(3,661,121)	(3,760,609)
Add: Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	48,113	170,174	91,062	429,192
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(70,407)	(82,534)	(154,301)	(140,479)

Pro forma net income	(1,884,712)	(1,382,016)	(3,724,360)	(3,471,896)

Earnings per share:
Basic and diluted - as reported	$(0.16)	$(0.14)	$(0.32)	$(0.36)

Basic and diluted - pro forma	$(0.16)	$(0.13)	$(0.32)	$(0.33)

Weighted Average Shares	11,542,945	10,633,853	11,535,335	10,500,988

At June 30, 2003, a total of 1,598,718 shares were available for future stock option grants under the Company’s stock option plans. A summary of the Company’s stock option plans at June 30, 2003 and changes during the six months then ended is presented in the table below:

		Weighted-Average
		Exercise
	Shares	Price

Shares under option:
Outstanding, beginning of year	1,221,912	$1.80
Granted	—	—
Exercised	—	—
Forfeited	308,444	.34

Outstanding, March 31, 2003	913,468	$1.72
Granted	—	—
Exercised	29,998	.39
Forfeited	21,102	3.94

Outstanding, June 30, 2003	862,368	$2.32

During the three and six months ended June 30, 2003, the Company recorded aggregate deferred compensation of $0 related to the issuance of stock options, and related amortization of $77,601 and $146,874, respectively. During the three and six months ended June 30, 2003, the Company reversed $1,890 and $23,942, respectively, of deferred compensation and capital in excess of stated value for unamortized deferred compensation related to the forfeiture of nonvested options by terminated individuals.

6. Line of Credit

On May 9, 2003, the Company entered into a revolving line of credit (“Line of Credit”) with RBC Centura Bank for $300,000 for working capital purposes. The line was subsequently increased to $400,000. Interest is payable monthly in arrears at the RBC Centura Prime Rate plus 3.0%, beginning on June 1, 2003 and continuing on the same calendar of each consecutive month thereafter until December 31, 2003 (the “Maturity Date”). All outstanding principal and unpaid accrued interest shall be due on the Maturity Date. The Line of Credit is guaranteed by Academy Centennial Fund, LLC (“Academy”). The Company will issue 4,000 restricted shares of the Company’s common stock to Academy as compensation for the Line of Credit guarantee.

7. New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities’’ (“FIN 46’’). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (“VIE’’) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company’s maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

8. Subsequent Events

In accordance with the terms of the Intercreditor and Subordination Agreement, dated as of December 20, 2002, by and among Pilot Therapeutics, Inc., Pilot AgBio, Inc, Pharmabio Development, Inc. and Business Carolina, Inc., Pilot Therapeutics, Inc. and PharmaBio are currently negotiating a proposed Forbearance Agreement, Second Amendment to the Loan Agreement, dated as of June 22, 2001, between Pilot Therapeutics, Inc. and PharmaBio, as amended, and Amended and Restated Security Agreement (collectively the “Proposed New Agreements”). The Proposed New Agreements are expected to include (i) a reduction in the stated conversion price of $1.9165 per share, (ii) revision to the payment requirements of accrued and future interest, and (iii) increased collateral security for the outstanding debt. However, the Company can give no assurance that Pilot Therapeutics, Inc. and PharmaBio will conclude negotiations and execute and deliver the Proposed New Agreements.

In June 2003, the Company notified Kings, Inc. (“Kings”) that it would be necessary to delay the preparation of a Registration Statement with respect to the 523,288 restricted shares of Company common stock (“Restricted Shares”) which the Company had delivered to Kings pursuant to the Purchase Agreement dated September 24, 2002, between the Company and Kings until completion of the next round of financing. The Company and Kings are discussing the terms of a proposed waiver of the Company’s obligation to commence preparation of such Registration Statement, however, the Company can give no assurance that it will be able to obtain such a waiver from Kings.

On July 23, 2003, Mr. Santo J. Costa resigned from the Board of Directors of the Company to allow him more time to attend to other personal matters.

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

OVERVIEW

     Because we are a small business issuer in the development stage that has not yet had revenues from operations, the following discussion and analysis relates to our plan of operation for the next 12 months. However, we have also provided a comparative analysis of our results of operations from the three and six months ended June 30, 2003 and 2002, to the extent such analysis relates to our plan of operation.

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

     Research and Development Expenses

     Since inception, we have been developing products that are created from our proprietary Functional Liponomics™ discovery platform. The Functional Liponomics™ discovery platform combines state-of-the-art lipid and genomic profiling to identify points where dysfunctional lipid metabolism impacts human disease. We expect that over the next 12 months, we will (i) carry out two additional clinical trials on our medical food product for asthma, Airozin™, that we launched in April, 2003 and (ii) conduct an additional premarketing clinical trial for PLT 1288, Pilot’s medical food for arthritis.

     Our research and development expenses in the second quarter of 2003 were $113,565, as compared with $269,823 in the same quarter of the prior year, a decrease of 58%. For the six months ended June 30, 2003 and June 30, 2002, research and development expenses were $271,574 and $749,069, respectively, a decrease of 64%. These decreases in research and development expenses are primarily attributable to completion of several clinical trials of pipeline products generated from our Functional Liponomics™ discovery platform, as we prepared our lead products for introduction into the marketplace. These trials started in 2001. Due to cash flow constraints, no new trials are being conducted in 2003 and employment levels have been reduced to conserve cash. We have included in our research and development expenses the personnel costs related to our research activities and costs related to clinical trial expenses.

     General and Administrative Expenses

     General and administrative expenses in the three and six months ended June 30, 2003 were $1,557,874 and $2,951,690, respectively,as compared to $962,168 and $2,535,320 in the same three and six months of the prior year. The increases in 2003 are due to the costs of the test market product launch of Airozin™ which began on April 7, 2003. These costs include advertising, marketing and market study fees for the market test which will conclude in late September/early October, 2003.

PLAN OF OPERATION

     Since our inception in August 1998, we have raised sufficient funds from investors and other financing from strategic alliances to sustain our research and product development activities to date. At June 30, 2003, we had cash and cash equivalents totaling $97,109, a decrease of $2,111,052 compared to December 31, 2002.

     For the six months ended June 30, 2003, net cash used in operations was $2,790,986 an increase of $243,948 from the same period in 2002. The increase includes payment of $500,000 to the developer of our Orangeburg, South Carolina facility in accordance with terms of the South Carolina Incentive Agreement. Under terms of the Incentive Agreement, the Company received $485,000 in reimbursement of these development expenses and expects to receive $15,000 in the fourth quarter of 2003. Included in the South Carolina Incentive Grant Agreement discussed in our Form 10QSB for the year ended December 31, 2003 is a commitment by the State to reimburse the Company $500,000 by July 1, 2003 for relocation of its headquarters to South Carolina. The Company fulfilled its relocation obligation in January, 2003. However, administrative issues with the State delayed reimbursement until August 8, 2003. The Company recorded a receivable for this reimbursement at June 30, 2003.

     We expect to incur additional losses for the foreseeable future as a result of our expenditures for research and product development, including costs associated with conducting preclinical testing and clinical trials, and charges associated with the purchase of technology, product launches, increased occupancy costs and other necessary expenditures. We intend to invest significantly in our products prior to entering into possible collaborative arrangements. This will increase our need for capital and may result in substantial losses for several years. We expect the amount of losses will fluctuate significantly from quarter to quarter as a result of increases in our research and development expenses, the execution of clinical trials, the execution or termination of collaborative arrangements, the initiation, success or failure of clinical trials, or the success or failure of product marketing.

     Our previous estimates of available liquidity to fund operations through the end of the third quarter of 2003 assumed timely receipt of the $500,000 South Carolina relocation grant discussed above and the receipt of $1,000,000 in grants associated with the development of the Company’s headquarters and research facilities in a planned technical park in Charleston, S.C. In addition to the funding delay noted above, development of the technical park has been delayed with the result being a potential delay in the Company’s receipt of the $1,000,000 grant funding until early 2004. As a result of these delays, the Company severely reduced its market test activities in June and furloughed all non-essential employees. Based on the level of operating cash requirements expected for 2003 and the noted delays, we will require significant additional funding to continue our operations beyond September 15, 2003. We have intensified our previously discussed efforts to raise approximately $4 - $6 million of additional capital. The Company expects to use a substantial portion of these funds to (i) examine the effect of Airozin on clinical endpoints that are critical to airway function and asthma control and (ii) for a pediatric safety trial to support Airozin’s use down to age 2. We have previously been successful in raising additional capital and believe that we will be successful in the future. However, there can be no assurance that we will be able to raise sufficient additional financing. If we are unsuccessful in our efforts to obtain sufficient additional financing, we will be required to suspend operations and reduce or delay research and development activities, as well as the development and marketing of the national launch of Airozin™ until such time that additional financing is obtained. We could also be required to enter into a strategic alliance or partnership or a possible business combination that could involve the merger or sale of the Company.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and principal accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s chief executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

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

PILOT THERAPEUTICS HOLDINGS, INC. (Registrant)

Dated: September 5, 2003	By: /s/ Floyd H. Chilton III Floyd H. Chilton III, PhD President and Chief Executive Officer

Dated: September 5, 2003	By: /s/ Anthony Hardwick Anthony Hardwick Director of Finance

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31(a)	Certification of Floyd “Ski” H. Chilton III, PhD, President and Chief Executive Officer of Pilot Therapeutics Holdings, Inc pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Anthony Hardwick, Director, Finance (Principal Financial and Accounting Officer) of Pilot Therapeutics Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Actg of 2002.

32(a)	Certification of Floyd “Ski” H. Chilton III, PhD, Chief Executive Officer of Pilot Therapeutics Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Anthony Hardwick, Director, Finance (Principal Financial and Accounting Officer) of Pilot Therapeutics Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.